Form 10-K
period 2003-12-31
INTERNATIONAL STEEL GROUP INC
filed 2004-03-11
CIK 1231868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities exchange Act of 1934

For the Fiscal Year Ended December 31, 2003	Commission file number 1-31926

International Steel Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0871875 (I.R.S. Employer Identification Number)

3250 Interstate Drive Richfield, Ohio (Address of Registrant’s Principal Executive Offices)	44286-9000 (Zip Code)

Registrant’s telephone number including area code: (330) 659-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock par value $0.01	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

               Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [   ]

               Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act. Yes [   ]   No [X]

               Aggregate market value of common equity held by non-affiliates: $1,202.6 million

               Shares of the registrant’s common stock were not traded on June 28, 2003, the last day of the registrant’s second fiscal quarter in 2003. The amount shown is based on $28.00 per share, the offering price of registrant’s Common Stock in its initial public offering, which priced on December 11, 2003, gives effect to the conversion of ISG’s Class B Common Stock into Common Stock which occurred with the consummation of the initial public offering and reflects the shares held immediately after the consummation of the initial public offering. Voting stock held by directors, executive officers and certain significant stockholders of International Steel Group Inc. is not included in the computation. However, International Steel Group Inc. has made no determination that such individuals are “affiliates” within the meaning of federal securities law.

Number of common shares outstanding as of February 29, 2004: 97,470,609

Documents incorporated by reference: The Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated into Part III.

PART I

ITEM 1. BUSINESS

Our Company

     International Steel Group Inc. (ISG) was formed in early 2002 by WL Ross & Co. LLC (WLR) to acquire and operate globally competitive steel facilities. Since formation, we have grown to become the second largest integrated steel producer in North America, based on raw steelmaking capability, by acquiring out of bankruptcy the steelmaking assets of The LTV Corporation (LTV), Acme Steel Company (Acme) and Bethlehem Steel Corporation (Bethlehem). We have annual raw steel production capability of about 18 million net tons and ship a variety of steel products from 11 major steel producing and finishing facilities in six states. We operate principally in one segment of business, carbon steel, and substantially all of our operations are in the United States.

     In April 2002, we acquired the principal steelmaking and finishing assets of LTV, including facilities in Cleveland, Ohio; Indiana Harbor, Indiana; and Hennepin, Illinois. These assets were idle when we acquired them. In May 2002, we purchased certain semi-finished and raw material inventories from LTV.

     In October 2002, we acquired Acme’s compact strip mill and basic oxygen furnace in Riverdale, Illinois. These assets were idle when we acquired them. We supply Riverdale’s basic oxygen furnace with hot metal from blast furnaces at our Indiana Harbor and Burns Harbor facilities.

     In May 2003, we acquired substantially all of the assets of Bethlehem and its subsidiaries. We acquired steelmaking and finishing facilities at Burns Harbor, Indiana; Sparrows Point, Maryland; Coatesville, Pennsylvania; and Steelton, Pennsylvania. We acquired rolling and finishing facilities at Conshohocken, Pennsylvania; Lackawanna, New York; and Columbus, Ohio. We acquired eight operating short line railroads and investments in several joint ventures, including an iron ore mine in Hibbing, Minnesota (Hibbing Taconite). The Bethlehem facilities substantially broadened our product offerings and expanded our geographic presence.

     Since our formation, we have negotiated innovative agreements with the United Steelworkers of America (USWA) covering all our principal facilities.

     On February 19, 2004, we entered into an agreement to acquire most of the assets of the Weirton Steel Corporation (Weirton) for about $255 million, which includes assuming certain liabilities. Closing is subject to bankruptcy court approval, anti-trust matters and customary closing conditions. The process of obtaining bankruptcy court approval will include the solicitation by Weirton of competing offers for its assets, and there can be no assurance that this transaction will be consummated. The acquisition is expected to be completed in the second quarter of 2004. In 2002, the Weirton facilities reported about 3.0 million net tons of raw steel capability and shipped about 2.3 million net tons of finished product. Subsequently, we reached a tentative agreement with the Independent Steelworkers Union at Weirton for a new labor agreement that is expected to be in place if the transaction closes.

The Domestic Steel Industry

     Steel is produced either by integrated steel facilities or electric arc furnaces. Integrated mills use blast furnaces to produce hot metal typically from iron ore, limestone and coke. Coke is a refined carbon product produced by firing coal in large coke ovens. Hot metal is then converted through the basic oxygen process into liquid steel where it can be metallurgically refined. For flat rolled steel products, liquid steel is either teemed into ingots for later processing or cast into slabs in a continuous caster machine. The slabs are further shaped or rolled at a hot strip mill. This may be followed by various finishing processes, including pickling, cold-rolling, annealing, tempering or coating processes, including galvanizing (zinc coating). These various processes are often distinct steps undertaken at different times rather than during a continuous process and may take place in separate facilities. Steel produced by integrated mills tends to be cleaner or purer than steel produced by electric arc furnaces since less scrap is used in the production process and scrap contains non-ferrous tramp elements. These purer products are more often required for value-added applications.

     A mini-mill uses an electric arc furnace to melt steel scrap or scrap substitutes, which for flat rolled products is then cast into slabs in a continuous casting process. The slabs are then rolled into finished product. Mini-mills are designed to accommodate shorter production runs with relatively fast product change-over time. Mini-mills generally produce a narrower range of steel products than integrated producers and their products tend to be more commodity in nature; however, mini-mills have historically enjoyed certain competitive advantages as compared to integrated mills, including lower required capital investment and lower labor costs per ton shipped.

     Since 2000, the domestic steel industry has experienced volatility, marked by declining finished product prices, fluctuating domestic capacity and declining demand. As a result of depressed market conditions, many steelmakers were unable to generate profits. Many domestic steelmakers, particularly large integrated steel producers, have been hampered with significant “legacy” costs, particularly underfunded pension and retiree health obligations. Since 1997, approximately 35 domestic companies in the steel industry have filed for bankruptcy protection.

     The declining value of the U. S. dollar and steel imports combined with surging ocean freight rates, coke prices and scrap prices in the fourth quarter of 2003 required the domestic steel industry to begin raising prices. These market conditions have continued into early 2004 and both steel prices and input costs are expected to be volatile throughout the year.

Products

     Our principal products include a broad range of hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, rail products and semi-finished shapes serving the automotive, construction, appliance, plate, rail, container, tin and machinery markets. We sell steel products directly to end-users, third-party processors and service centers primarily located in the Midwest and along the eastern seaboard of the United States. All of these products are available in standard carbon grades as well as high strength, low alloy grades for more demanding applications. The following chart sets forth ISG’s respective product mixes based on shipments for 2003 and 2002 and on a pro forma basis as if Bethlehem had been acquired on January 1, 2003.

	2003		2002
		Pro
	Actual	forma	Actual
Hot Rolled	46%	42%	71%
Cold Rolled	19%	19%	22%
Coated	20%	21%	7%
Plate	8%	10%	—
Tin Plate	4%	4%	—
Rail and other	3%	4%	—

	100%	100%	100%

     Hot-Rolled Products. All coiled flat-rolled steel is initially hot-rolled by passing a slab through a multi-stand rolling mill to reduce its thickness to less than 5/8 inch. Hot-rolled steel destined for the sheet market can be either shipped as black band, or cleaned in an acid bath and sold as pickled band. These products are used in non-critical surface applications such as automotive frames and wheels, construction products, pipe, off-highway equipment and guardrails.

     Cold-Rolled Products. Cold-rolled sheet is hot-rolled coil that has been further processed through a pickler and then passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold-rolling reduces gauge and hardens the steel. Further processing through an annealing furnace and a temper mill improves ductility and formability. Cold-rolling can also impart various surface finishes and textures. Cold-rolled sheet is used in exposed steel applications that demand higher surface quality, such as exposed automobile and appliance panels. Cold-rolled sheet prices are usually higher than hot-rolled steel prices. Typically, cold-rolled sheet is coated or painted.

     Coated Products. Either hot-rolled or cold-rolled coil may be coated with zinc to render it corrosion resistant and to improve its paintability. Hot-dipped galvanized, galvannealed, Galvalume™, electrogalvanized and aluminized products are types of coated steel. These are also the highest value-added sheet products because they require the greatest degree of processing and usually have the strictest quality requirements.

     Coated steel products are used in high volume applications such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings and grain bins.

     Plate. Plate is steel that is generally more than 3/16 inch thick. It can be made on either a coiled plate mill up to 1-inch thick or a discrete plate mill. The coiled plate or discrete mill plate is then cut into sections for specific end uses. Commodity steel plate is used in a variety of applications such as storage tanks, ships and railcars, large diameter pipe and machinery parts. More specialized steel plate, such as high-strength-low-alloy, heat-treated, or alloy plate, can have superior strength and performance characteristics for particular applications such as the manufacture of construction, mining and logging equipment; pressure vessels and oil and gas transmission lines; and the fabrication of bridges and buildings. Quenched and tempered plate is harder and stronger and can be used in products such as military armor and hard rock mining equipment.

     Tin Mill. Tin mill sheet steel is used to produce food and other containers. It is available as black plate, tin plate and tin-free steel. Black plate is an uncoated thin gage cold rolled steel, tin plate is black plate electrolytically plated with metallic tin and tin-free steel is black plate that has been electrolytically plated with metallic chromium and chromium oxides. Both tin plate and tin-free steel undergo a plating process whereby the molecules from the positively charged tin or chromium anode attach to the negatively charged sheet steel. The thickness of the coating is readily controlled through regulation of the voltage and speed of the sheet through the plating area.

     Rail. Billets and blooms are fed through rollers that form rail. Rail is available in a number of sections determined by their weight per yard and relative strengths. Rail is sold to railroad companies and regional transit authorities for new track projects as well as the repair of existing track.

Customers

     We sell our products to a highly diversified customer base representing all major steel-consuming markets as well as to third-party processors and service centers. Our customers are primarily in the Midwest and along the eastern seaboard of the United States. No single customer represented more than 10% of our total consolidated revenues in 2003 or 2002.

     Direct Sales to End-Users. We sell directly to end-users representing a wide range of consuming markets, including automotive, construction, appliance, transportation, container, machinery and equipment. Our sales, technical and engineering staff are organized with both a specific product (plate, flat rolled, tinplate and rail products) and geographic market focus.

     Sales to Intermediate Processors and Steel Service Centers. A significant portion of our sales are to intermediate processors and steel service centers. These processors and steel service centers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The additional services performed by steel service centers and processors include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping.

     Contract and Spot Sales. A majority of our sales in 2003 were sold on the spot market with price terms of three months or less. We expect the Bethlehem asset acquisition to enhance our ability to shift a portion of our sales to contract sales with price terms typically 12 months or longer over time. With the integration of Bethlehem’s sales, research and production capabilities, we expect to gradually increase our automotive sales as a percentage of total sales and decrease sales to intermediate processors and service centers.

     International Sales. Historically, the opportunities for sales outside North America of domestic steel products have been intermittent and highly competitive. Our export sales were $163.4 million in 2003 and $2.7 million in 2002.

Sales, Customer Service and Product Development

     To service our customer base, we have a dedicated sales force of approximately 75 employees, who are principally aligned with our business units. Each of our major businesses has a dedicated sales and customer service staff on site that is responsible for the products produced by that particular facility. Although each sales group reports to a specific facility, it has responsibility to represent products and services produced by other divisions to increase customer convenience and maximize cross-selling opportunities. Our overall sales strategy is directed by management at our corporate office and implemented by the division sales groups at each of our businesses.

     Technical resources exist within each division sales group, supported by plant technical personnel to help customers specify the proper material for each end-use. We have created an automotive sales group at our Burns Harbor facility to act as the focal point for our automotive sales, service and development effort.

     In connection with the Bethlehem acquisition, we acquired a research and product development facility and staff in Bethlehem, Pennsylvania. During 2003, we spent approximately $5 million for research and development. In 2002, we did not have spending for research and development.

Backlog

     We had approximately $1.3 billion and $300 million of backlog orders on December 31, 2003 and 2002, respectively. These backlogs consist of customer commitments that generally can be modified or terminated at any time prior to production. Typically, a customer will modify or cancel an order due to major shifts in their inventory levels or market conditions that change their need for the product. We estimate that substantially all of our backlog will be shipped during the next fiscal year. We do not believe that our backlog data and comparisons of that data as of different dates are reliable indicators of future sales or future shipments.

Competition

     Competition within the steel industry, both domestically and globally, is intense and expected to remain so. Our primary domestic competitors are United States Steel Corporation, Nucor Corporation, AK Steel Holding Corporation and Ispat Inland Inc., as well as IPSCO Inc. However, the steel market in the United States is also served by a number of foreign sources and domestic supply is subject to changes in worldwide demand and currency fluctuations, among other factors.

     More than 35 domestic companies in the steel industry have declared bankruptcy in recent years and have either ceased production or more often continued to operate after being acquired or reorganizing. In addition, many foreign steel producers are owned and subsidized by their governments, and their decisions with respect to production and sales may be influenced by political and economic policy considerations rather than by prevailing market conditions. There is typically considered to be substantial excess global production capacity, which is likely to continue. This has historically resulted in high levels of steel imports into the United States, and exerted downward pressure on domestic steel prices.

     With the acquisition of the Bethlehem assets, we became the second largest integrated steel producer in North America based on raw steelmaking capability. We compete with other flat-rolled steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum, ceramics, carbon fiber, concrete, glass, plastic and wood that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some cost advantages as a result of their different production processes.

     The competition in the cut plate business, both carbon and alloy, is somewhat fragmented with ISG having the largest capability and the widest product range domestically.

     There is only one other major domestic producer of rail products, Oregon Steel, which has about 50% of the domestic rail market. Imports have about 20% of the domestic rail market.

     Price, quality, delivery and service are the primary competitive factors in all markets that we serve and vary in relative importance according to the product category and specific customer.

Raw Materials

     Our business depends on continued access to reliable supplies of various raw materials, principally iron ore, coal, coke, scrap, energy and industrial gases. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than in the past.

Iron Ore

     For an integrated steelmaker, iron ore is an essential element in the production of steel. In 2003 we consumed approximately 10.9 million net tons of iron ore pellets and 2.7 million net tons of iron ore fines and other iron ore materials. We estimate that our needs for 2004 will be approximately 15.5 million net tons of iron ore pellets and 4.5 million net tons of iron ore fines and other iron ore materials.

     Cleveland-Cliffs Inc, one of our stockholders, is under a noncancellable contract to supply all of our requirements for iron ore pellets through 2016 for our Cleveland and Indiana Harbor facilities. This agreement will renew on an annual basis after 2016, unless either party gives at least two years’ advance notice of termination. The agreement specifies product quality requirements and provides us with the right to negotiate price adjustments or to refuse to accept shipments of products in some circumstances. The prices we pay for iron ore pellets under the agreement are subject to annual adjustments for changes in certain price indices and selling prices for certain steel products, which effectively helps maintain our operating margin percentage.

     Our share of estimated recoverable reserves in the Hibbing Taconite (See “Joint Ventures” under “PART 1. ITEM 2. PROPERTIES” of this Annual Report) iron ore mine joint venture at December 31, 2003 is 140 million net tons of iron ore pellets. This mine and its processing facilities supply substantially all of Burns Harbor’s current annual iron ore pellet requirements and are operated by Cleveland-Cliffs Inc, which also owns 23% of the joint venture.

     Contracts are in place for substantially all of Sparrows Point’s 2004 requirements for iron ore at prices established in the international market.

Coal and Coke

     Coke, a refined carbon product produced by baking coal to drive off volatile matter, is the principal fuel used to produce hot metal in our blast furnaces. The domestic supply of coke has decreased significantly over the last decade and is expected to decrease further in the future primarily due to increased costs of complying with the requirements of the Clean Air Act and other environmental regulations. In the future, therefore, we may need to import more of our coke requirements. Our integrated steelmaking facilities have access to both inland and coastal waterway systems, which enable us to more easily transport our coke needs.

     In 2003, we used 4.4 million net tons of coke and estimate that our needs for 2004 will be about 5.5 million net tons. We expect that our coke batteries in Warren, Ohio and Burns Harbor, Indiana will supply approximately 2.3 million net tons in 2004. We also have contracts through 2005 for 0.3 million net tons per year, a contract through 2006 for 0.3 million net tons per year and a contract through 2020 for 0.7 million net tons per year. We have signed an agreement to purchase 0.6 million net tons annually beginning in 2006 from a coke oven to be constructed. For the remaining 1.9 million net tons of estimated 2004 requirements, we have placed orders for about 50% of this amount. However, in the current volatile international coke market, delivery of these orders is not necessarily assured at the agreed prices. Within certain limits, we have the ability to optimize fuel costs at our blast furnaces by switching among the fuels of coke, natural gas, oil and, at the Burns Harbor and Sparrows Point facilities, pulverized coal depending on their relative costs.

     2004 short-term coke prices have surged from late 2003 levels because of strong international demand and rising ocean freight rates. We expect sufficient coke to be available to meet the balance of our 2004 requirements but at significantly higher prices than 2003. We estimate that our coke costs will be at least $200 million higher in 2004 than the fourth quarter of 2003 on an annualized basis. We and other domestic steel producers have recently announced steel price increases, including surcharges relating to higher costs of coke and other raw materials, to recover some or all of these cost increases. However, adequate supplies of coke may not be available to us in the future causing potential production disruption, or prices of these supplies may continue to increase significantly.

     We used about 2.9 million net tons of coal in 2003 and expect to use about 4.3 million net tons in 2004. We have contracts for substantially all our 2004 coal requirements for our coke oven batteries and pulverized coal injection at prices about 10% higher than those in 2003. We do, however, periodically buy small amounts of coal in the spot market for specific needs.

Scrap

     Historically, we use hot metal for approximately 75% of our basic oxygen furnace charge and scrap for approximately 25%. These percentages can change plus or minus 10 percentage points depending on their relative costs, availability and other factors. Approximately half of that scrap is generated at our own facilities. Our electric arc furnaces use scrap for 100% of their production, of which only a small portion is internally generated. Our estimated scrap purchases in 2004 are 3.0 million net tons. There are no long-term scrap contracts available as all purchases are in a short-term open market. Scrap prices surged in late 2003 and continued to rise rapidly in early 2004. Electric arc furnaces use approximately five times more scrap per ton of liquid steel and, therefore, higher scrap cost is a competitive disadvantage for electric arc furnace steelmakers. We and other domestic steel producers have recently announced price increases, including surcharges related to scrap, to recover some or all of these cost increases. We expect scrap to continue to be in sufficient supply to satisfy our needs, although at higher prices than in recent history. We expect our first quarter 2004 scrap costs to be at least $50 million higher than the fourth quarter of 2003.

Energy and Industrial Gases

     Our steel operations consume large amounts of electricity, natural gas, oxygen and other industrial gases. We purchase our electrical power requirements from various suppliers. In addition, we operate co-generation facilities on certain of our sites that utilize waste gases from the blast furnaces to supplement our electrical power requirements and control our energy costs. We purchase natural gas under short-term supply contracts with a common group of suppliers. We use financial instruments to hedge such purchases when appropriate. Various service providers provide transportation of the natural gas to our facilities. We also have several long-term contracts to supply our oxygen, argon and nitrogen gas requirements.

Employees

     As of December 31, 2003 and 2002, we had approximately 12,000 and 3,400 employees. Since December 15, 2002, substantially all of the hourly employees at our steelmaking facilities are under collective bargaining agreements with the USWA, which expire in late 2008. These agreements were ratified in February 2003 at the acquired LTV and Acme facilities and in June 2003 at the acquired Bethlehem facilities. The terms of our collective bargaining agreements will also apply, subject to approval by the USWA and ratification by the covered workers, to any facilities with USWA-represented employees that we may acquire in the future. Our collective bargaining agreements are substantially different from those historically in effect in the domestic steel industry. Our collective bargaining agreements provide for:

•	a six-year term;

•	five job classifications with broadened job descriptions;

•	increased work force flexibility;

•	base wages that increase 3% every 18 months through 2008;

•	incentive compensation tied to productivity and profits per ton shipped;

•	benefit costs that are shared by us and our employees;

•	a partnership involving both the union and management;

•	flexibility to hire contractors for non-core, capital and surge work;

•	defined contributions to USWA retiree healthcare benefits based principally on profits per ton shipped and

•	defined contributions to USWA pensions based on the number of employees hired and hours paid.

     These features provide greater flexibility and increased productivity as compared to historical agreements at integrated steel mills. The absence of significant defined benefit pension and retiree health care plans makes our cost structure significantly more variable than most of our domestic integrated competitors. We also paid substantially all of our hourly employees and frontline supervisors production bonuses during every pay period in 2003. These combined factors make our labor costs competitive with domestic mini-mills and low cost international integrated producers. Our relations with our hourly-represented employees and the USWA continue to be positive.

Regulatory Environment

Anti-Dumping Regulations

     U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, and is substantially affected by the relative strength of foreign economies, international freight rates and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong relative to foreign currencies. The situation has been exacerbated by a weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, foreign producers production, sales and pricing decisions are often influenced more by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. From time to time since 1998, when imports of hot-rolled and cold-rolled sheet products increased 43% compared to the prior year, domestic steel producers have been adversely affected by illegally “dumped” imported steel. Dumping involves selling a product below cost or for less than in the exporter’s home country and is a violation of U.S. trade laws. Most foreign markets are less open than the U.S. market; allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market.

Section 201 Tariffs

     On March 20, 2002, in response to a federal investigation of steel imports, President Bush imposed a remedy under Section 201 of the United State Trade Act. The remedy provided for (1) three years of declining tariffs ranging from 9% to 30% on imports of hot-rolled, cold-rolled, coated sheet and tubular steel products and (2) a three-year increasing tariff rate quota on imports of steel slabs.

     Several foreign governments, including members of the European Union, Japan, and other countries, appealed to the World Trade Organization (WTO) contending that the Section 201 remedy violated global trade rules. On November 10, 2003, the highest trade court of the WTO issued a final decision declaring that the Section 201 tariffs violated global trade rules.

     On December 4, 2003, the President announced his decision to rescind the Section 201 tariffs. At the same time the Bush administration noted, however, that the government will continue the steel import licensing and monitoring program in order to respond quickly to future import surges that unfairly damage the industry.

Environmental Matters

     Our operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. The prior owners of our facilities expended in the past, and we expect to expend in the future, substantial amounts to achieve or maintain ongoing compliance with federal, state, and local laws and regulations, including the Clean Air Act, the Resource Conservation and Recovery Act (RCRA), and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on our consolidated financial position or on our competitive position with respect to other similarly situated domestic steelmakers subject to the same environmental requirements.

RCRA and Other Remediation Requirements

     Under RCRA and similar state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at the facility. All our major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

     At our properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is nearing completion. A report will be submitted to U.S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation for approval. We anticipate performing a Corrective Measures Study (CMS) and then implementing likely required corrective measures. We have estimated that the cost of performing anticipated remediation and post remediation activities will be $72 million and will be completed over a period of 15 years or more.

     Bethlehem, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to our Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. We have assumed Bethlehem’s ongoing obligations under the consent decree. The consent decree requires us to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Grays Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items such as reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is likely based on currently available data that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, we must also implement corrective measures at the Gray’s Landfill, Coke Point Landfill, and post-closure care at the former Rod and Wire Mill Area. The total cost of these related matters is estimated to be approximately $43 million.

     We are required to prevent acid mine drainage from discharging to surface waters at idled mining operations in western Pennsylvania. We entered into a Consent Order and Agreement with Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to us and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. In accordance with this Consent Order and Agreement, we submitted an operational improvement plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement required us to propose a long-term financial assurance mechanism. A conceptual proposal was submitted to PaDEP in September 2003 and updated in December 2003. We are awaiting a final response. As an interim measure, the Consent Order and Agreement required us in June 2003 to deposit an initial $1 million into an escrow account. We will pay $150,000 monthly into an escrow account until a final financial assurance mechanism is established. The total costs related to these matters is estimated to be approximately $32 million.

     We own a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal facilities located at the site that are subject to regulation by PaDEP. There are also historic operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. We estimate the costs associated with future investigations and likely remediation at this facility that can be estimated to be approximately $23 million.

     Our facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order requiring development of a monitoring program to assess soil and groundwater conditions associated with 14 solid waste management units. The order was received on June 30, 2003 and requires submission of an investigation plan to U.S. EPA for approval. The plan was submitted to the U.S. EPA in November 2003. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of any required remediation or monitoring that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. A solid waste landfill at Indiana Harbor will require closure and post-closure care. The total cost related to these matters that can be estimated is approximately $22 million.

     At our Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, we do not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that we will incur future costs primarily related to long term post-closure monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is likely that we will incur future costs to manage this material. We also have a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a sea wall at the site. The total costs related to these matters is estimated to be approximately $22 million.

     Our Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any of the Cleveland facilities by either federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require closure and post-closure in the future. The cost of closure and post-closure care for this landfill is estimated to be approximately $14 million.

     At our site of the former steel making facilities in Bethlehem, Pennsylvania, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site is subject to a real estate sales agreement under which the buyer will assume responsibility for environmental remediation, which we estimate to be about $13 million.

     Our facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has been operated as an integrated steel facility since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed. In January 2004, the State of Illinois filed a proceeding alleging that ISG arranged for the transport of slag waste to an off-site location without performing the necessary testing and notification to the Illinois Environmental Protection Agency and the owner of the land to which the material was sent. ISG is evaluating the allegation. The State of Illinois may seek civil penalties and injunctive relief, which are not expected to be material.

Clean Air Act

     Our facilities are subject to a variety of permitting requirements under the Clean Air Act, which restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT) standards. Many of our facilities are subject to the new MACT standards, and compliance with such standards will be required by May 20, 2006. We anticipate installing controls at facilities to comply with the new MACT standards with capital expenditures of about $90 million through 2007.

     Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter, may have significant impacts on us in the future, although whether and how we will be affected will not be determined for many years. We may also be affected if the federal government or the states in which we operate begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because we cannot predict what requirements will be imposed on us or the timing of such requirements, we are unable to evaluate the ultimate cost of compliance with respect to these potential developments.

     The U.S. EPA has alleged that an acid fume scrubber at our Indiana Harbor facility was not operated in compliance with federal hazardous air pollutant standards for HCL emissions at the time we restarted the plant. We have tentatively agreed to enter into a settlement with the U.S. EPA with respect to this matter that would require us to pay a penalty of about $43,000 and to undertake a supplemental environmental project in lieu of additional penalties with an estimated cost of about $112,000. The supplemental project is underway and will be completed by December 15, 2004.

     On July 8, 2003 the Indiana Department of Environmental Management (IDEM) issued a notice of violation to the Indiana Harbor plant. The notice of violation alleges that the H3 and H4 blast furnaces violated specified opacity limitations on January 2, 2003 and April 2, 2003, respectively. The notice of violation also alleges operations at the basic oxygen furnace exceeded fugitive emission and that on May 14, 2003 the basic oxygen furnace roof monitor exceeded an opacity standard. We expect to discuss the notice of violation with the IDEM. IDEM may attempt to impose a penalty on us in regard to these allegations, which is not expected to be material.

Clean Water Act

     Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulatory sources into receiving bodies of waters, such as rivers, lakes and oceans. On October 17, 2002, the U.S. EPA issued regulations that will require existing wastewater dischargers to comply with new effluent limitations. Several of our facilities are subject to the new regulations, and compliance with such regulations will be required as new discharge permits are issued for continued operation.

     The Circuit Court for Baltimore County, Maryland entered into a consent decree in March 2001, which requires the installation of improvements to Sparrow Point’s wastewater treatment plant. The improvements are underway and we expect to spend about $16 million to complete the improvements in 2004.

     The U.S. EPA has alleged, among other things, that water discharged from a wastewater lagoon at the

Indiana Harbor facility is not permitted pursuant to the facility’s national pollution discharge elimination system (NPDES) permit. It is our position that this discharge is authorized by the NPDES permit. As a result of a meeting with the U.S. EPA on February 5, 2004, ISG believes that most of the U.S. EPA’s concerns have been resolved.

Other

     We anticipate spending approximately $48 million over 40 years, including $4 million in 2004, to address the removal and disposal of PCB equipment and asbestos material utilized in operations applications at our facilities.

     There are a number of other facilities and properties, which ISG owns across the United States which may present incidental environmental liabilities. The estimated cost of future investigations and likely remediation at these sites is estimated to be about $16 million.

Intellectual Property

     We own a number of U.S. and foreign patents that relate to a wide variety of products and processes, have filed pending patent applications and are licensed under a number of patents. However, we believe no single patent or license or group or patents or licenses is of material importance to our overall business. We also own registered trademarks for certain of our products and service marks for certain of our services, which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

FORWARD-LOOKING STATEMENTS

     ISG and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of such statements and ISG will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding ISG’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

•	trends affecting ISG’s financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy;

•	financing plans and forecasts; and

•	the ongoing integration of the Bethlehem assets into our business.

     Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect ISG’s actual results and performance include, without limitation:

•	negative overall economic conditions or conditions in the markets served;

•	competition within the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	changes in foreign currencies affecting the strength of the U. S. dollar;

•	actions by domestic and foreign competitors;

•	the inability to achieve our anticipated growth objectives;

•	changes in availability or cost of raw materials, energy or other supplies;

•	labor issues affecting ISG’s workforce or the steel industry generally; and

•	the inability to implement our operating culture and philosophy at the acquired facilities.

Factors that could affect our results or performance include the following:

Risks Related to the Steel Industry

Excess global capacity and the availability of competitive substitute materials has resulted in intense competition and may exert further downward pressure on prices.

     Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet customers’ product needs and delivery schedules. Our primary competitors are other integrated steel producers and mini-mills, some of which are larger than we are and some of which have substantially greater capital resources than we do. The highly competitive nature of the steel industry periodically exerts downward pressure on prices for our products. In the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. In addition, global overcapacity in steel manufacturing and its negative impact on domestic steel prices are likely to persist and could adversely affect our sales, margins and profitability. This overcapacity has resulted in high levels of steel imports into the United States, exerted downward pressure on domestic steel prices and resulted in, at times, a dramatic reduction in, or, in the case of many steel producers, the elimination of gross margins.

Increased imports of steel into the United States could adversely impact domestic steel prices, which could adversely affect our sales, margins and profitability.

     Based on American Iron and Steel Institute apparent steel supply (excluding semi-finished products), imports of steel into the United States constituted 20.4%, 20.2% and 22.3% of the domestic steel market supply for 2002, 2001 and 2000, respectively. Significant imports of steel into the United States has at times exerted downward pressure on domestic steel prices and substantially reduce sales, margins and profitability. We and other domestic steel producers compete with many foreign producers. We face strong competition from foreign producers, and competition has greatly increased in recent years as a result of an excess of foreign steelmaking capacity. Furthermore, a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America, has at times resulted in lower local demand for steel products and greater steel exports to the United States at depressed prices.

     The U.S. government established various protective actions during 2001 and 2002, including the enactment of various steel import quotas and tariffs, which contributed to a decrease of some steel imports during 2002. However, on December 4, 2003, these steel import quotas and tariffs were lifted. At this time it is uncertain what impact the lifting of these measures will have on the domestic steel industry over time, but there is a risk that the removal of these measures will lead to a resurgence of steel imports and result in downward pressure on domestic steel prices and negatively impact our sales, margins and profitability.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the industries we serve.

     The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects the levels of production and sales and earnings. The domestic steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for products or increase the amount of imports of steel into the United States, which could negatively impact our sales, margins and profitability.

     A prolonged weakness in the U.S. automotive industry would reduce the demand for our products and could reduce our sales. A significant portion of our sales are currently sold directly to automotive customers and to intermediate steel processor and service center markets where some of our products are further processed and resold to various companies in the automotive industry. The cyclical nature of the automotive industry is caused by factors such as the level of consumer spending, the strength or weakness of the U.S. dollar and the impact of international trade and various other factors, including labor unrest and the availability of raw materials, which affect the ability of the automotive industry to build cars. Any decrease in automotive manufacturing will reduce our shipments, increase our operating costs and reduce our earnings. In addition, if automobile manufacturers choose to substitute steel with more plastics, aluminum and other steel substitutes in their automobiles, it could further reduce demand for our products.

     In addition, a disruption or downturn in the oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries, all of which are significant markets for our products and are highly cyclical, could negatively impact our sales volumes, pricing, margins and earnings.

Risks Related to Our Business

Because of our limited operating history, and our recent acquisitions of various steelmaking assets, we believe that historical information regarding the acquired assets is of limited relevance in understanding our business as currently conducted and our prospects for the future.

     We have a limited operating history. We did not have any operations until we consummated our acquisition of the idled steelmaking assets of LTV in April 2002 and we did not begin producing steel until May 2002. We completed the acquisition of the idled steelmaking assets of Acme in October 2002 and did not generate significant revenues from those assets during 2002. We completed the acquisition of the Bethlehem steelmaking assets in May 2003. As a result, we believe the historical financial results of the acquired assets are of limited relevance in understanding our business as currently conducted.

We may not be able to integrate effectively our new employees and the operations of the various assets we acquired or achieve the level of efficiencies we intend.

     We are subject to the risks, expenses, uncertainties and problems encountered by companies in the early stages of operations and associated with the integration of new businesses. Our workforce may not be able to readily adapt to the new work rules, job consolidations, software systems and unique business culture of the combined companies. The dramatic changes in individual responsibilities, communication structure and software systems may result in operating inefficiencies and increased expenses until the changes are fully incorporated into our workforce’s daily routines. Additionally, the expansion of duties may require additional training and skill development before we realize the full extent of the planned efficiencies.

We may not be able to realize the anticipated federal income tax benefits of acquiring the Bethlehem assets.

     Our acquisition of the Bethlehem assets was structured for federal income tax purposes to allow us to acquire the historical tax attributes of Bethlehem’s assets and net operating loss carryforwards subject to certain limitations. We have not, however, obtained a ruling from the Internal Revenue Service (IRS) nor have we undergone an IRS examination. If we do not meet certain profitability thresholds, we will not be able to realize the expected federal income tax savings related to Bethlehem’s net operating loss carryforwards and depreciable basis of plant and equipment.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

     Our business strategy will require additional substantial capital investment. We require capital for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment, completing future acquisitions and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures and acquisitions, sell assets or restructure or refinance our indebtedness.

Unexpected equipment failures may lead to production curtailments or shutdowns.

     Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or adverse weather conditions. Our manufacturing processes depend on critical pieces of steelmaking equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of any equipment failures. Furthermore, any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. Although we maintain business interruption insurance, any recovery under this insurance policy may not offset the lost revenues or increased costs that we experience during the disruption of our operations. In addition to the revenue losses, which may not be recoverable under the policy, longer-term business disruption could result in a loss of customers. If this were to occur, our future sales levels, and therefore our profitability, could be adversely affected.

Environmental regulations impose substantial costs and limitations on operations.

     We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning issues such as air emissions, wastewater discharges, solid and hazardous waste management and disposal and the investigation and remediation of contamination. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury. We may also be subject to future claims with respect to historic asbestos exposure relating to our acquired assets. While management estimates that the risk of incurring liability as the result of any such claims is remote, it is impossible to estimate at this time.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially affect our earnings.

     Our operations depend heavily on the availability of various raw materials and energy resources, including iron ore, coke, scrap, electricity and natural gas. The availability of raw materials and energy resources may decrease and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Disruption in the supply of our raw materials or energy resources could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources. In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings.

     We currently obtain all our iron ore pellet needs for our Cleveland and Indiana Harbor facilities from one supplier, Cleveland-Cliffs Inc, pursuant to a long-term supply contract. Additionally, as part of the Bethlehem asset acquisition, we acquired a 62.3% interest in Hibbing Taconite. Excluding tonnage applicable to interests owned by others, Hibbing Taconite is estimated to contain recoverable reserves at December 31, 2003 sufficient to produce at least 140 million net tons of iron ore pellets. This mine is operated by Cleveland-Cliffs Inc, which also owns 23% of the mine. Hibbing Taconite has mining and processing facilities, which can supply a majority of our current annual iron ore requirements for Burns Harbor. We expect these two sources will supply approximately 90% of our iron ore pellet needs in 2004. Should Cleveland-Cliffs Inc or the Hibbing Taconite mine be unable to meet our iron ore pellet needs, or should the Cleveland-Cliffs Inc contract be terminated, we may be unable to meet our iron ore pellet needs or may be forced to obtain iron ore pellets at higher prices.

     Both the domestic and foreign supply of coke has decreased significantly over the last decade as coke suppliers have ceased operations primarily due to age of facilities and environmental issues. Global demand for coke is higher due to increased global steel demand. These supply and demand dynamics have supported higher global coke costs, which have surged in early 2004. In addition to the coke we produce in our coke facilities, which amounts to about 42% of our estimated needs in 2004, we have contracts for the purchase of about 25% of our estimated future coke requirements through 2005. However, adequate supplies of coke may not be available to us in the future, or, if available, only at higher prices than the prices we currently pay. If we are unable to obtain an adequate supply of coke in the future we would have to use alternative and more costly sources of energy or reduce production, both of which actions would have a negative impact on our earnings and cash flow.

     All our furnaces are equipped to burn natural gas or utilize electric power, which are the primary energy sources used at our manufacturing facilities. Backup systems are in place at most facilities to permit the use of fuel oil or propane should that become necessary. Prices for natural gas and electricity have fluctuated in recent years. Energy prices, particularly for natural gas and fuel oil, were recently at historically high levels, which increased our production costs. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, energy prices may increase further, which could adversely affect our production costs, competitive position and results of operations. A substantial and prolonged increase in energy costs would have an adverse effect on our margins, earnings and cash flow.

A significant portion of our flat-rolled products are currently sold on the spot market, and therefore, our sales, margins and earnings are negatively affected by decreases in domestic spot flat-rolled steel prices.

     Because a significant portion of our flat-rolled products are sold on the spot market under contracts with terms of 12 months or less, our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices. As a result, downturns in the domestic flat-rolled steel market could have an adverse effect on our sales, margins and earnings.

Our level of indebtedness and other demands on our cash resources could materially adversely affect our ability to execute our business strategy and make us more vulnerable to economic downturns.

     As of December 31, 2003, we had liquidity of $432.7 million, consisting of cash and cash equivalents of $193.6 million and available borrowing capacity of $239.1 million under our revolving credit facility, and total consolidated debt, including current maturities and capital lease obligations, of approximately $622.3 million. During the 12 months after December 31, 2003, our anticipated principal repayments will be approximately $46.8 million. Subject to the limits contained in our credit facilities, we may also incur additional debt in the future. In addition to the principal repayments on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

     Our level of indebtedness and the significant debt servicing costs associated with that indebtedness could have material effects on our operations and our ability to execute our business strategy. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, payments of dividends on our common stock, acquisitions and other general corporate purposes;

•	require us to raise additional capital through the issuance of equity, which may have a dilutive impact to existing stockholders;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have less debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	result in our failure to satisfy the financial covenants contained in our credit facilities or in other agreements governing our indebtedness, which could result in an event of default that, if not cured or waived, could restrict or eliminate our ability to finance the cash requirements of our business.

     Our credit facilities are secured by substantially all our material assets. If we default under these facilities, the lenders could choose to declare all outstanding amounts immediately due and payable, and seek foreclosure of the assets we granted to them as collateral. If the amounts outstanding under the credit facilities were accelerated, we may not have sufficient resources to repay all outstanding amounts, and our assets may not be sufficient to repay all of our outstanding debt in full. Foreclosures on any of our material assets could disrupt our operations, and have a material adverse effect on our reputation, production volume, sales and earnings.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

     Some of our borrowings, including borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income.

Our ability and the ability of some of our subsidiaries to engage in some business transactions may be limited by the terms of our debt.

     Our credit facilities contain a number of financial covenants requiring us to meet financial ratios and financial condition tests, as well as covenants restricting our ability to:

•	incur additional debt;

•	in the case of ISG only, pay dividends on, redeem or repurchase capital stock;

•	allow our subsidiaries to issue new stock to any person other than us or any of our other subsidiaries;

•	make investments;

•	incur or permit to exist liens;

•	enter into transactions with affiliates;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; and

•	transfer or sell our assets.

     Our ability to borrow under our credit facilities will depend upon our ability to comply with these covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. Our failure to comply with these covenants and requirements could result in an event of default under our credit facilities that, if not cured or waived, could terminate our ability to borrow further, permit acceleration of the relevant debt and permit foreclosure on any collateral granted as security under our credit facilities.

Senior management may be difficult to replace if they leave.

     The loss of the services of one or more members of our senior management team or the inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our operations and prospects depend in large part on the performance of our senior management team, including our chief executive officer, Rodney B. Mott, our chief operating officer, V. John Goodwin, and the other members of the senior management team. We may not be able to find qualified replacements for any of these individuals if their services are no longer available. There is key man insurance only on Mr. Mott.

Implementation of our strategy to pursue additional acquisition opportunities has certain risks.

     We intend to continue to pursue value-adding acquisition opportunities in the steel industry, including our proposed acquisition of substantially all the assets of Weirton. As part of this strategy, we may expand existing facilities, build additional plants, acquire other steel assets, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. These transactions will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than us; and

•	the difficulty of integrating the acquired operations and personnel into our existing business.

     Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to complete any such transactions or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve the competitive position and business prospects as anticipated, and could reduce sales or profit margins, and, therefore, earnings if they are not successful.

Risks Related to our Common Stock

Anti-takeover provisions in our charter documents and Delaware corporate law may make it difficult for our stockholders to replace or remove our current board of directors and could deter or delay third parties from acquiring us, which may adversely affect the marketability and market price of our common stock.

     Provisions in our certificate of incorporation and bylaws and in Delaware corporate law may make it difficult for stockholders to change the composition of our board of directors in any one year, and thus prevent them from changing the composition of management. In addition, the same provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in this type of transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the marketability and market price of our common stock.

There may be circumstances in which the interests of our major stockholders could be in conflict with your interests as a stockholder.

     Circumstances may occur in which major investors in ISG may have an interest in pursuing acquisitions, divestitures or other transactions, including, among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in us or another company in which they invest. These transactions might involve risks to our other holders of common stock or adversely affect us or other investors. We may from time to time engage in transactions with related parties and affiliates that include, among other things, business arrangements, lease arrangements for certain manufacturing facilities and offices and the payment of fees or commissions for the transfer of manufacturing by one operating company to another. These transactions, if any, may adversely affect our sales volumes, margins, and earnings.

We may not pay dividends for the foreseeable future.

     We may retain any future earnings to support the development and expansion of our business or make additional payments under our credit facilities and, as a result, we may not pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our credit facilities limit us from paying cash dividends or other payments or distributions with respect to our capital stock in excess of certain limitations. In addition, the terms of any future credit agreement may contain similar restrictions on our ability to pay any dividends or make any distributions or payments with respect to our capital stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

     ITEM 2. PROPERTIES

     Principal Operating Facilities

     We are the second largest integrated steel producer in North America based on raw steelmaking capability. Our steel operations consist of four integrated steelmaking plants, one basic oxygen furnace/compact strip mill, two electric arc furnace plants and four finishing plants. We also own interests in various joint ventures that support these facilities, as well as numerous railroad and transportation assets.

     Integrated Steelmaking Facilities

     Burns Harbor. Our Burns Harbor facility is located on approximately 3,300 acres in Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois, strategically located near many of our customers. Burns Harbor, which is the newest integrated steel making facility in the United States, is capable of producing hot-rolled sheet, cold-rolled sheet, corrosion resistant coated sheet and steel plates for use in construction, machinery, automotive, oil and gas and shipbuilding applications. Burns Harbor’s principal facilities include a sintering plant, two coke oven batteries (one of which is under a capital lease), two blast furnaces (including coal injection facilities), which yield 4.8 million net tons of hot metal per year, three basic oxygen furnaces, which each can make approximately 300 net tons of liquid steel in 30 minutes, a vacuum degassing facility, two continuous slab casters that produce internally clean steel with highly consistent chemistry (with a combined annual raw steel production capability of about 4.7 million net tons), an 80-inch hot-strip mill, two continuous pickling lines, an 80-inch five-stand cold-rolling mill, sheet finishing mills, a continuous heat treating line, batch annealing facilities, a 72-inch hot-dip galvanizing line, which is capable of making both galvanized and galvannealed sheets, the currently idled 110-inch plate mill (including two continuous reheat furnaces, a roughing mill, a finishing mill and a normalizing furnace), which can roll plates from 3/16 to 1-inch thick, and a 160-inch shared plate mill (including two continuous reheat furnaces, four batch reheat furnaces, a roughing mill, a finishing mill, an in-line accelerated cooling facility, a quench and temper line and a batch normalizing furnace), which can roll plates up to 15 inches thick. Burns Harbor continuously casts 100% of its raw steel production volume.

     Indiana Harbor. Our Indiana Harbor facility is located on approximately 1,200 acres in Indiana, 20 miles southeast of Chicago, Illinois on Lake Michigan, strategically located near many of our customers. Indiana Harbor’s customer base includes the automotive, agricultural, appliance, pipemaking and service center markets. Among its products are hot-rolled sheet, carbon and high-strength, processed and unprocessed; cold-rolled sheet, carbon and high-strength, enameling sheet, annealed cold-rolled and corrosion resistant coated products. Indiana Harbor’s major facilities include a sintering plant and two blast furnaces that have a capability to produce approximately 3.6 million net tons of hot metal per year. Indiana Harbor also has two basic oxygen furnaces, a ladle metallurgy facility, a vacuum degasser facility, two continuous slab casters (with annual raw steel production capability of about 4.0 million ton per year), three pusher reheat furnaces and an 84-inch hot-strip mill. Indiana Harbor’s finishing facilities consist of a pickle line, an 80-inch five-stand tandem mill, two hot-dip galvanizing lines, batch annealing, a two-stand temper mill and various slitting, recoil and inspection lines.

     Cleveland. Our Cleveland facilities are located on approximately 1,200 acres on opposite banks of the Cuyahoga River, near Lake Erie in Cleveland, Ohio. Cleveland historically operated as two separate steel mills — Cleveland East and Cleveland West. Although we acquired the entire facility, we have only restarted operations at Cleveland East. We are considering whether to restart the Cleveland West operations. We expect to make that decision, which will be based primarily on the price and availability of required raw materials, over the next few months. References to Cleveland in “- Principal Operating Facilities” refer only to the facilities we are operating on the east bank of the Cuyahoga River.

     Most of Cleveland’s output is hot-rolled or cold-rolled sheet, with approximately 4% electrogalvanized sheet. The Cleveland blast furnaces are capable of supplying about 3.1 million net tons to two basic oxygen furnaces. Other major facilities located at Cleveland include a twin strand 9-inch continuous slab caster (with annual raw steel production capability of about 3.0 million net tons), a ladle metallurgy facility, vacuum degassing facilities, an 84-inch hot-strip mill, an 84-inch cold reducing mill, a temper mill and a batch anneal shop. Cleveland is serviced by our regional coke battery, the Warren Coke Battery, which supplies approximately 40% of Cleveland’s coke needs. Cleveland’s hot-strip mill, when supplemented with externally produced slabs, can produce approximately 3.8 million net tons annually. With the integration of the Bethlehem assets into our business, we believe that Cleveland may receive slabs from the Sparrows Point facility and thus could be able to optimize production on the hot-strip mill.

     Sparrows Point. Our Sparrows Point facility is located on approximately 3,100 acres on the Chesapeake Bay near Baltimore, Maryland. Sparrows Point is capable of producing 4.0 million net tons annually of slabs, hot-rolled sheet, cold rolled sheet, coated sheet and tin for use in construction, container, automotive and strapping applications. Principal facilities include a sintering plant, a large blast furnace with a pulverized coal injection system, two basic oxygen furnaces, a twin strand continuous slab caster (with annual raw steel production capability of about 3.9 million net tons), a 68-inch hot-strip mill, a new continuous pickling and cold reducing mill, two galvanizing lines, two Galvalume™ lines and tin mill facilities that include tin and chrome plating lines. Sparrows Point continuously casts 100% of its raw steel production. Sparrows Point’s location on the Chesapeake Bay makes it the only domestic steel mill with direct ocean access and provides us with a deep-water port and the capability to ship products and receive raw materials by ship, thereby reducing our freight costs. Sparrows Point supplies slabs to Burns Harbor and Conshohocken plate facilities and to other ISG facilities depending on market conditions.

     Riverdale. Our Riverdale, Illinois facility is located on 165 acres approximately 14 miles west of our Indiana Harbor facility. We supply hot metal from our Indiana Harbor and Burns Harbor blast furnaces to

Riverdale’s basic oxygen furnaces. Riverdale’s major facilities include basic oxygen furnaces; two ladle metallurgy furnaces, a continuous thin slab caster which uses a compact strip process (with annual raw steel production capability of about 750,000 net tons), a 62-inch wide tunnel furnace and a seven-stand hot-strip rolling mill. The Riverdale compact strip mill incorporates the latest casting and rolling technology designs with state-of-the-art computer-generated features to precisely control the thickness, profile and flatness of our products.

Electric Arc Furnaces

     Coatesville. Our facility located in Coatesville, Pennsylvania consists of an electric arc furnace (with an annual raw steel production capability of about 900,000 net tons), ingot teeming facilities, a slab caster, two plate mills (140-inch and 206-inch) and heat treating facilities. This facility refines more than 450 steel chemistries and together with our Conshohocken facility, process some of the widest, heaviest and thickest plates in the industry. This facility produces a wide range of carbon and alloy products (carbon plate, high-strength, low alloy plate, commercial alloy plate, military alloy plate and coiled and cut plate) and special products (clad plate, re-sulpherized plate, steel plate, floor plate and clean steel plate) for use in infrastructure, chemical process facilities and shipbuilding applications. This facility also provides finishing and conversion services to key customers.

     Steelton. Our facility in Steelton, Pennsylvania consists of an electric arc furnace (with an annual raw steel production capability of about 1.2 million net tons), a ladle furnace, a vacuum degassing facility, ingot teeming facilities, a continuous bloom caster, a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, finishing and shipping facilities for long-length (80 foot) rails and a 20-inch bar mill. The Steelton facility primarily produces railroad rails, specialty blooms and flat bars.

Rolling and Finishing Facilities

     Hennepin. Our Hennepin, Illinois finishing facility is located on 861 acres on the Illinois River. It can produce more than 1.2 million net tons of cold-rolled and galvanized steel products a year from a hot rolled band substrate. The Hennepin facility’s location is well suited to serve the electrical, machinery and appliance markets, which are predominantly located in the industrial Midwest region of the United States. Additionally, Hennepin’s location on the Illinois River makes it capable of shipping and receiving by barge, thereby reducing shipping costs. Our Hennepin facility consists of an 84-inch pickle line, an 84-inch five-stand tandem mill, a batch annealing facility, a temper mill, a hot-dip galvanized line and three processing lines. The Burns Harbor and Indiana Harbor facilities currently provide substrate to Hennepin.

     Columbus Coatings. Our Columbus Coatings facility is located in Columbus, Ohio. It operates a coating line that produces quality corrosion resistant steel sheets primarily for the exposed and unexposed automotive market. Our Burns Harbor facility currently provides cold-rolled coils for most of Columbus Coatings’ annual capability and is responsible for marketing of the finished product. We expect to shift some of the source of that supply to our Cleveland facility in the near future. We also operate a steel slitting and warehousing facility at our Columbus facility through Columbus Processing Company.

     Conshohocken. Our facility in Conshohocken, Pennsylvania consists of a 110-inch Steckel mill, two reheat furnaces, a roughing mill, an in-line cooling and cut-to-length line, a quench and temper line and batch heat-treating system. This facility produces a wide range of carbon and alloy coiled and cut plate from slabs produced at Coatesville and Sparrows Point for use in infrastructure, chemical process facilities and shipbuilding applications. This facility also provides finishing and conversion services to key customers.

     Lackawanna. We operate a 4-stand tandem mill, an annealing facility, a temper mill, a continuous pickling line and a galvanizing line in Lackawanna, New York. The galvanizing line produces about 335,000 net tons per year of quality corrosion-resistant steel sheets for the unexposed automotive market. Hot-rolled steel substrate is supplied principally from our Burns Harbor and Cleveland facilities.

Railroad and Transport

     We own the assets of seven short-line railroads, having sold three that were acquired from Bethlehem, that transport raw materials and semi-finished steel products within our various facilities, and an interstate truck broker which serves our facilities.

     We also operate, under long-term charters, two 1,000-foot self-unloading ore vessels that are used for the transportation of iron ore on the Great Lakes.

ISG—Homer Research Facility

     As part of our acquisition of Bethlehem’s assets, we acquired the Homer Research Facility, a research and product development facility in Bethlehem, Pennsylvania. Our research efforts are focused on process and product technologies that will benefit our customers’ manufacturing operations.

Joint Ventures

     Hibbing Taconite. We own a total 62.3% direct and indirect interest in Hibbing Taconite Company located in Hibbing, Minnesota, that owns iron ore reserves and operates mines and a pelletizing plant. Hibbing Taconite has mining and processing facilities that can supply all of Burns Harbor’s iron ore pellet needs. We own a 90% interest in Ontario Iron Company, which is located in Hibbing, Minnesota that owns surface, land and mineral leases used by Hibbing Taconite.

     AK-ISG Metal Coatings Co. We own a 40% interest in an electrogalvanizing joint venture facility, located on the east side of our Cleveland facility.

     Double G Coatings Company, L.P. We own a 50% interest in Double G Coatings Company, L.P. or Double G, which is located near Jackson, Mississippi. This company operates a 270,000-ton-per year sheet coating line that produces galvanized and Galvalume(TM) coated sheets primarily for the construction market. Sparrows Point provides cold-rolled coils for our share of production and is responsible for marketing its share of the finished product.

     Steel Construction Systems. We own a 45% interest in Steel Construction Systems, which is located in Orlando, Florida and manufactures steel studs and roll-formed trusses for residential and light commercial buildings.

     Indiana Pickling and Processing Company. We own a 20% interest in Indiana Pickling and Processing Company, which is located in Portage, Indiana and operates a pickling line.

     Bethlehem Roll Technologies LLC. We own a 50% interest in Bethlehem Roll Technologies LLC, which is located in Sparrows Point, Maryland and operates a facility for grinding steel mill rolls for us and others.

     Chesapeake Heavy Machine Services, L.L.C. We own a 50% interest in Chesapeake Heavy Machine Services, L.L.C., which is located in Sparrows Point, Maryland and manages and markets the services of a machine shop.

     Burns Harbor Steel Health Resources, L.L.C. We own a 47.5% interest in Steel Health Resources, L.L.C., which is located in Chesterton, Indiana and operates a healthcare clinic.

     We account for all these joint ventures on the equity method except Hibbing Taconite, which is pro-rata consolidated.

ITEM 3. LEGAL PROCEEDINGS

     See “Environmental Matters” under “PART I, ITEM 1. BUSINESS” of this Annual Report for a discussion of environmental litigation and governmental proceedings.

     In the ordinary course of business, we are involved in various pending or threatened legal proceedings. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from legal proceedings and environmental remediation requirements. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to earnings that could be material to the results of operations in a particular future quarterly or annual period. We believe that any ultimate additional liability arising from these actions, that is reasonably possible over what has been recorded, will not be material to our consolidated financial condition and sufficient liquidity will be available for required payments.

     As described elsewhere, we purchased only specified assets of Bethlehem, Acme and LTV through sales in bankruptcy proceedings. The sellers in those transactions retained liability for certain claims related to the assets that we purchased, including personal injury claims. The sale orders issued by the U.S. Bankruptcy Courts having jurisdiction over each respective transaction entered orders barring assertion of claims (other than those in respect of certain specifically assumed liabilities which did not include asbestos-related liabilities), against us related to the assets in question, and confirming that neither we nor our subsidiaries shall be responsible for any liabilities related to the assets (other than those in respect of certain specifically assumed liabilities which did not include asbestos-related liabilities). The sale orders issued by the U.S. Bankruptcy Courts also found that under no circumstances could we be deemed a successor to any of the sellers for purposes of any liabilities. We believe the manner through which our facilities were purchased in conjunction with the attendant orders of the U.S. Bankruptcy Court places us in a better position than other steelmakers with substantial exposure to asbestos-related liability or off-site environmental liability. Despite the foregoing it is possible that future claims with respect to historic asbestos exposure could be directed at us. The risk of incurring liability as the result of such claims is considered remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 25, 2003, prior to our initial public offering, our stockholders unanimously approved by written consent the adoption of our Third Amended and Restated Certificate of Incorporation.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     ISG’s common stock is listed on the New York Stock Exchange under the stock symbol ISG and has been so listed since December 12, 2003, when it first was listed in connection with the Company’s initial public offering. The approximate number of stockholders of record of ISG’s common stock is 55 as of February 29, 2004.

     Between December 12, 2003 and December 31, 2003, inclusive, the highest sales price of ISG’s common stock was $42.14 per share, and the lowest sales price of ISG’s common stock was $31.04 per share. The closing price on February 29, 2004 was $39.21.

     No cash dividends have been declared since ISG’s inception. Our credit facilities permit us to pay cash dividends only under limited circumstances. In general, we are permitted to pay cash dividends so long as we are not in default under the credit facilities and the amount of the dividend, when taken together with any other restricted payments and dividends made previously, does not exceed:

•	the sum of:

•	$10 million,

•	20% of our aggregate consolidated net income for full fiscal years ending on or after December 31, 2003 but before the date of the dividend, but only for those years where our consolidated net income is positive, and

•	50% of the net cash proceeds received by us from an issuance of our equity that remain after full repayment of our tranche A term loan, and 100% of the net cash proceeds received by us from an issuance of our equity that remain after full repayment of both our tranche A and tranche B term loans minus:

•	the sum of:

•	all dividends and other restricted payments made by us and our subsidiaries under the relevant terms of our credit facilities, and

•	for full fiscal years ending on or after December 31, 2003 but before the date of the dividend in which our consolidated net income is negative, 100% of the absolute value of that negative amount, capped in any year at the then-current maximum permitted dividend amount.

     At December 31, 2003, the maximum available for these payments was $52.5 million. We are also permitted to pay cash dividends in connection with or under the terms of our employee benefit plans and stock option plans. The terms of any future credit arrangement that we enter may contain similar restrictions on our ability to pay dividends or make payments or distributions with respect to our capital stock.

Sales of Unregistered Securities

     On May 7, 2003, we issued securities that subsequently converted into 7,994,623 shares of restricted Common Stock to certain accredited investors, as that term is defined in Rule 501(a) promulgated under the Securities Act, for a purchase price of $19.60 per share of Common Stock, giving effect to a conversion of our Class B Common Stock into Common Stock, for an aggregate purchase price of $156,695,000.

     On May 7, 2003, we also issued securities that subsequently converted into 765,306 shares of Common Stock to Bethlehem Steel Corporation as partial consideration for the Bethlehem assets.

     Both sales of the above securities were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions, and to the share certificates of the Common Stock into which the above-described securities converted. All recipients had adequate access to information about us. No underwriters were involved in the foregoing sales of securities.

Use of Proceeds From Our Completed Public Offering

     On December 17, 2003, we completed the initial public offering of our Common Stock. The managing underwriters for the offering were Goldman, Sachs & Co., UBS Securities LLC, J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., and CIBC World Markets Corp. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-107524) that was declared effective by the Securities and Exchange Commission on December 11, 2003. All 18,975,000 shares of Common Stock registered under the registration statement, including an aggregate of 2,475,000 shares of Common Stock covered by an over-allotment option granted by us to the underwriters, were sold at a price to the public of $28.00 per share. All of the shares sold in the offering were sold by us. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds to us from our initial public offering were approximately $531.3 million, before deducting underwriting discounts, commission and expenses. The net proceeds to us from the offering were approximately $491.6 million, after deducting an aggregate of approximately $35.6 million in underwriting discounts and commissions paid to the underwriters and $4.1 million in other expenses incurred in connection with the offering.

     None of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning 10% or more of our outstanding common stock or any of our affiliates. We used the net proceeds from our initial public offering as follows:

•	$228.4 million to repay all amounts outstanding under the tranche A term loan under our credit facilities,

•	$132.1 million to repay a portion of the amounts outstanding under the tranche B term loan under our credit facilities,

•	$14.1 million to repay the amount outstanding under the credit facility of Chicago Cold Rolling LLC, a subsidiary of ISG, in December 2003,

•	$2.8 million to repay the amount outstanding under the Acme Steel Promissory Note in January 2004,

•	and the remaining proceeds were used for general corporate and working capital purposes.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical consolidated financial data as of and for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002 is derived from ISG’s audited consolidated financial statements.

Two year Financial and Operating Summaries

(Dollars in millions, except per share data)	2003	2002
Statement of Operations Data
Net sales	$4,070.0	$933.1
Costs and expenses	4,066.5	816.5
Interest expense, net	50.9	2.6

Income (loss) before income taxes	(47.4)	114.0
(Benefit) provision for income taxes	(23.9)	45.9

Net (loss) income	(23.5)	68.1
Deemed dividend on conversion of Class B common stock	(73.6)	—

Net (loss) income applicable to common stock	$(97.1)	$68.1

(Loss) income per share
Basic	$(1.26)	$1.02
Diluted	$(1.26)	$0.99
Balance Sheet Data
Cash and cash equivalents	$193.6	$9.8
Receivables, inventories and other current assets	1,513.8	384.5
Current liabilities	(831.5)	(234.1)

Working capital	$875.9	$160.2

Property, plant and equipment, net	$861.9	$244.8
Total assets	2,635.0	668.1
Total long-term debt and capital lease obligations	575.5	68.4
Total liabilities	1,685.8	363.9
Stockholders’ equity	949.2	304.2
Other Data
Capital expenditures	$96.9	$48.1
Raw steel production capability at year end (net tons in thousands)	18,000	7,000
Raw steel production (net tons in thousands)	11,274	3,081
Steel products shipped (net tons in thousands)	10,406	2,602
Employees at year end	12,000	3,400
Common stock outstanding at year end (shares in thousands)	97,471	69,663

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ISG’s Consolidated Results of Operations for the Periods Ended December 31, 2003 and 2002

Overview

     ISG is an integrated U.S.-based steel manufacturing company that owns and operates 11 major steel producing and finishing facilities in six states. The Company was formed on February 22, 2002 and has since become the second largest domestic integrated steel producer based on annual raw steel production capability by acquiring out of bankruptcy the principal steel assets of three companies.

     The following table below shows the assets acquired, liabilities assumed and the net cash paid for the assets of Bethlehem Steel Corporation on May 7, 2003, Acme Steel Corporation on October 10, 2002 and The LTV Corporation in April and May 2002.

	($ in millions)
	Bethlehem	Acme	LTV
Acquired assets:
Receivables, net	$379.2	$—	$—
Inventories	730.3	—	52.4
Property, plant and equipment	602.8	67.9	135.2
Intangibles and other assets	132.7	—	47.2

	1,845.0	67.9	234.8
Acquired liabilities:
Accounts payable	251.4	—	—
Other current liabilities	162.8	3.9	64.8
Long term debt and capital lease obligations	358.9	—	—
Long term environmental and other obligations	151.8	3.1	86.6
Long term pension and other retiree benefits	82.5	—	—

	1,007.4	7.0	151.4

Net assets recorded	837.6	60.9	83.4
Value of stock issued	(15.0)	—	—

Cash paid, net	$822.6	$60.9	$83.4

     Although there is generally considered to be substantial global excess steel capacity, there is insufficient capacity in the United States to serve the country’s typical annual market demand. Accordingly, when the U. S. dollar has been strong, substantial steel imports have flowed to the United States to meet that demand and utilize a portion of the excess global capacity. Recently, with the significant growth in both production of and demand for steel in the People’s Republic of China, ocean going freight vessels and raw materials such as coke and steel scrap have been in short supply, driving up prices for these commodities. Also, the value of the U. S. dollar has recently declined from general historic levels in the international market. All these global economic industry factors have a significant positive effect on ISG and the domestic steel industry. Higher international raw material costs and a relatively weak domestic dollar causes imports of foreign steel to be more expensive than domestically produced products, reducing available imports to meet market demand. When worldwide demand is strong, there is also less pressure on foreign steel producers to ship products into the domestic market. With a relatively weak U. S. dollar, rising raw material costs and an improving worldwide demand for steel products, the domestic steel industry expects to realize substantial price increases in 2004 for the first time in several years. This recent increase in prices and limited available international supply of steel to the domestic market, however, could reverse just as rapidly as it arose.

     The U. S. economy has been improving from the recession of late 2000 and early 2001 with strong consumer demand, improving business investment in equipment and software and an improving stock market resulting in strong growth in Gross Domestic Product (GDP) in the second half of 2003. Non-residential construction and selected machinery and equipment markets, however, have not recovered. The ongoing consolidation of the domestic steel industry has reduced the number of domestic competitors, mainly by financially sound producers acquiring facilities from competitors who have gone through the bankruptcy process. Over 35 domestic companies in the steel industry have filed for bankruptcy protection in the past six years. Consolidation and selective rationalization of some capacity could continue. While consolidation has been occurring, the market remains somewhat fragmented because steel service centers and processors compete with producers.

Consolidated Results of Operations

     The discussion below relates to the results of ISG for the year ended December 31, 2003 and the period from February 22, 2002 (inception) through December 31, 2002. Prior to the acquisition of assets from LTV in April 2002, we had no operations. Our operating philosophy and labor contract are also substantially different from those previously in effect at those operations. As a result, we believe pro forma historical financial information, had we been organized and owned those assets, is not appropriate for understanding what our financial results would have been for such previous periods. Also, the acquisition of Bethlehem assets in May 2003 more than doubled our shipping capacity. Accordingly, our financial results for the year ended December 31, 2003 are not comparable to our results for the period from February 22, 2002 (inception) through December 31, 2002.

Consolidated Results of Operations for the Year Ended December 31, 2003

     In 2003, we had a net loss of $23.5 million on net sales of $4.1 billion and shipments of 10.4 million net tons. In early May 2003, we completed the acquisition of substantially all of the assets of Bethlehem and its subsidiaries. We accounted for this acquisition as a business combination and the results of these former Bethlehem facilities are included in our consolidated financial statements since the date of the acquisition. The Bethlehem acquisition more than doubled our shipping capacity. Sales of these former Bethlehem operations represented about 55% of our 2003 sales. The addition of the Bethlehem facilities substantially broadened our product mix with the addition of plate, tin and rail products. It also improved our product mix by increasing the percentage of higher value-added cold rolled and coated products.

     The table below shows our revenues by product and certain other data for the 2003 and 2002 periods and on a pro forma basis as if we had acquired Bethlehem on January 1, 2003.

	2003		2002
	Actual	Pro forma	Actual
Hot Rolled	46%	42%	71%
Cold Rolled	19	19	22
Coated	20	21	7
Plate	8	10	—
Tin Plate	4	4	—
Rail and other	3	4	—

	100%	100%	100%

Net sales (dollars in millions)	$4,070.0	$5,308.7	$933.1
Average derived price per ton shipped	$391	$406	$359
Shipments (tons in thousands)	10,406	13,076	2,602
Raw steel production (tons in thousands)	11,274	14,206	3,081

     The $32 increase for 2003 in our price per ton, derived by dividing net sales by net tons shipped, results from the Bethlehem acquisition. Excluding the effect of Bethlehem’s product mix, the average price for 2003 was about $40 per ton below the 2002 price. Prices were lower, principally as a result of additional industry capacity being restarted in late 2002 that was fully operational during all of 2003, as total demand for steel remained about the same.

     Cost of sales in 2003 was about 94% of sales compared to 81% for 2002. As mentioned previously, excluding the effect of the Bethlehem acquisition, average price per ton was down $40 or 11%. Excluding the effect of a higher value added product mix, costs per ton shipped were higher in 2003 due to reduced raw steel production for the second and third quarters causing fixed costs to be absorbed over fewer net tons. In addition, 2002 includes certain low cost slabs and coils purchased initially from LTV. Our 2003 results also include $51.8 million of non-cash charges in connection with the acquisition of Bethlehem assets. Under business combination accounting, inventory acquired is recorded at a fair value that allows for a reasonable margin for costs to complete processing and selling efforts. As a result, the cost of sales was recorded at an amount greater than our costs to produce by $40.8 million. Also, Bethlehem had certain supply contracts for electricity, natural gas and coke at prices below current market rates at the acquisition date. We recognized the value of these below market contracts as an asset and were expensing this asset over the life of the associated contracts. Consequently, we recognized a non-cash charge of $11.0 million in 2003 related to these contracts. In the fourth quarter of 2003, we wrote off about $15.2 million of these intangible assets as a provision for deferred income taxes. For more information, see the discussion below on federal income tax provision. During 2003, liquidation of LIFO inventory quantities reduced cost of sales by about $9.0 million.

     In 2003, our costs increased for natural gas, coke and employment. Natural gas spot prices for facilities that were part of ISG in 2002 increased about 50% to average $5.81 per MMBtu during 2003 as compared to approximately $4 per MMBtu for 2002, or $46 million for the year. Coke costs for the facilities that were part of ISG in 2002 increased for the coke ovens and purchased coke, increasing costs about $42 million in 2003. Our employment costs were higher in 2003 principally from higher required contributions to the Steelworkers Pension Trust under our labor agreements. An expense of $2,800 per steelworker employed on the dates the labor agreements were ratified was recognized for the Bethlehem facilities in 2003 and the LTV and Acme facilities in 2002. The resulting expense was about $19.1 million and $7.6 million, respectively. In addition, 2003 includes expense of $1.50 per hour paid for steelworkers pension for a total of about $25.9 million.

     Marketing, administrative and other expenses increased in 2003 on an absolute basis from 2002 levels as a result of the acquisition of Bethlehem assets but decreased from 5.4% of sales for the period ended

December 31, 2002, to 3.8% of sales for the year ended December 31, 2003.

     Depreciation expense was $76.0 million and increased from 2002 as a result of the Bethlehem acquisition.

     Interest costs increased from $2.6 million in 2002 to $50.9 million in 2003 as a result of our borrowing under our new credit facility in May to finance the acquisition of Bethlehem assets and our assumption of capital leases and certain debt of Bethlehem.

     The acquisition of Bethlehem assets was structured as a tax-free reorganization. Accordingly, the historical tax attributes of Bethlehem with certain limitations are carried forward to ISG’s consolidated federal income tax return. These tax attributes include Bethlehem’s net operating loss carryforward and depreciable basis in property, plant and equipment. At the date of acquisition, the net deferred tax assets acquired were not recognized because there were a number of required actions related to, among other matters, Bethlehem’s plan of liquidation under federal bankruptcy law. During the fourth quarter of 2003, the Bankruptcy Court confirmed Bethlehem’s plan of liquidation, which subsequently became effective on December 31, 2003. Accordingly, in the fourth quarter, we determined it was appropriate to recognize the acquired net deferred tax assets and any related valuation allowance. We estimate the deferred tax assets acquired from Bethlehem to be about $1.3 billion. The ultimate realization of these tax benefits depends on our ability to generate future taxable income and agreement by the Internal Revenue Service to the transaction structure. Generally accepted accounting principles allow deferred tax assets to be recorded only if based on management’s judgment sufficient evidence exists to support that it is “more likely than not” that the asset will be realized. Based on ISG’s two year existence, limited financial performance and cumulative tax loss from inception, management concluded that the available evidence was insufficient to support that it is “more likely than not” that the deferred tax asset will be realized. Accordingly, a full valuation allowance was established for the Bethlehem and ISG deferred tax asset in the fourth quarter of 2003 resulting in a provision for federal income taxes of $5.3 million. In addition, generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 million of intangible assets as a provision for deferred income taxes.

     These adjustments combined with carrying back a portion of our 2003 tax loss to obtain a federal income tax refund resulted in an unusually high tax benefit in 2003.

Consolidated Results of Operations for the Period Ended December 31, 2002

     In 2002, we had net income of $68.1 on net sales of $933.1 million and shipments of 2.6 million net tons. The substantial majority of these products were sold to third-party processors and service centers on the spot market. Our Hennepin and Riverdale facilities commenced operations in the fourth quarter of 2002. However, these facilities did not achieve their production capacities or contribute significantly to our net sales in 2002.

     Prices at the start of 2002 were at their lowest level in many years, but rapidly increased through the first nine months driven by significant domestic capacity reduction, the impact of Section 201 tariffs and inventory replacement by service centers. Fueled by these factors, spot market prices increased by as much as 80% during 2002. During the majority of 2002, as we established our market presence, we priced our products below the spot market price until the fourth quarter when we began to price at the prevailing market price. Sales throughout 2002 steadily increased as we restarted idled facilities and built our customer base. During this restart period, our net sales were positively impacted by the relatively high prices in the spot market.

     Cost of sales was approximately 81% of our sales. Labor costs in 2002 were incurred under an interim collective bargaining agreement, which remained in place until our new collective bargaining agreement became effective on December 15, 2002. Our new agreement had a minimal impact on our results of operations for 2002, but will result in higher future costs. Our energy requirements for 2002 were purchased at both market rates and under future contracts throughout 2002. In late 2002, natural gas prices began to escalate from a price of approximately $3 per MMBtu to approximately $4 per MMBtu; however, due to forward contracts purchased at earlier prices covering approximately 70% of our requirements, there was no significant effect on our results of operations in 2002.

     In addition, cost of sales for 2002 includes $21.4 million of non-recurring costs related to the start-up of previously idled LTV and Acme assets and a non-cash charge of $21.6 million due to the adoption of the LIFO method for inventory valuation. Cost of sales in 2002 also included a charge of $10.6 million relating to USWA contract-related expenses as well as the initial contribution to the USWA’s multiemployer pension plan for the employees covered by our collective bargaining agreement. Finally, our cost of sales for 2002 was in part influenced by our initial purchase of slabs and raw materials from LTV at spot market prices, which were at historically low levels. Subsequently in the second half of 2002, spot market steel prices rose significantly. As a result, we were able to convert the slabs and raw materials acquired from LTV to finished products which were sold at favorable prices.

     Marketing, administrative and other expenses were $50.2 million during 2002. These expenses consisted primarily of salaries and expenses for sales and marketing functions both at our corporate headquarters and each of our operating facilities, legal and professional fees and information system development costs.

     Depreciation of $11.0 million in 2002 was calculated on a straight-line basis over estimated useful lives from three to 20 years. The depreciation recorded in 2002 and to be recorded thereafter results from the advantageous purchase prices paid for the idled LTV and Acme assets that were only a fraction of the selling entities’ prior book value for the assets.

     Total net interest expense of $2.6 million includes $1.6 million of interest expense on credit facilities, $1.4 million of amortization of deferred debt fees and was reduced by $250,000 of capitalized interest and $173,000 of interest income in 2002.

     During 2002, our income tax expense was $45.9 million. Our effective tax rate was 40.3%. Current deferred tax assets relate primarily to differences between financial and tax reporting for inventories and accrued expenses.

Liquidity and Capital Resources

     Our business is capital intensive and requires substantial capital expenditures for upgrading and maintaining our equipment and remaining in compliance with environmental laws and regulations. Our short-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding debt. We have met these liquidity requirements with cash provided by operations, equity offerings and debt.

     We define liquidity as our cash position and remaining availability under our revolving credit facility. As of December 31, 2003, we had liquidity of $432.7 million consisting of cash of $193.6 million and available borrowing capacity of $239.1 million under our $350.0 million revolving credit facility. As of December 31, 2002, we had liquidity of $102.9 million.

     Cash provided by operating activities for 2003 was $288.9 million. Cash from operating activities was positive despite recording a net loss because of $112.7 million in non-cash charges to income, principally for depreciation and deferred income taxes, and reducing working capital and other items by $199.7 million, principally reducing inventories and increasing accounts payable and other accrued liabilities. During 2002, cash used by operating activities was $111.6 million and was primarily for building working capital related to accounts receivable and inventory during the start-up of our operations.

     Cash used by investing activities was $885.2 million for 2003 as we paid $822.6 million (net of cash acquired) to purchase the Bethlehem assets. This amount is net of cash of $41.1 million received subsequent to the closing from Bethlehem as required in the acquisition agreements for working capital adjustments and amounts not needed for secured, priority and administrative claims. Additional amounts could be received pending resolution of certain legal and contingent issues. Also, this amount includes payments of $81.6 million related to the transition assistance program for USWA represented former Bethlehem employees. We expect to pay an additional $23.6 million over the next two quarters in connection with this program.

     We made capital expenditures of $96.9 million in 2003 including rebuilding the hearth at the Indiana Harbor H-4 blast furnace that was damaged from a hot metal leak. The blast furnace is now expected to operate for at least eight to ten years before needing a major rebuild. We anticipate making capital expenditures in 2004 of about $300 million of which about $100 million for strategic purposes.

     On February 19, 2004, we entered into an agreement to acquire most of the assets of Weirton Steel Corporation for about $255 million, which includes assuming certain liabilities. Closing is subject to bankruptcy court approval, anti-trust matters and customary closing conditions. The process of obtaining bankruptcy court approval will include the solicitation by Weirton of competing offers for its assets, and there can be no assurance that this transaction will be consummated. We expect to have the ability to pay the cash portion of the acquisition from existing cash and credit arrangements. We may pursue, however, financing alternatives that would improve liquidity and increase financial flexibility.

     Proceeds from asset sales were $34.3 million in 2003 including $25.6 million for assets acquired from Bethlehem. We expect proceeds of about $50 million in 2004 from sales of surplus assets, including Bethlehem’s former corporate headquarters building.

     Cash used in investing activities in 2002 was $178.1 million. This included $144.3 million for the acquisition of assets from LTV and Acme. Capital expenditures were $48.1 million, principally for the start-up of the previously idled LTV and Acme facilities. Sales of assets totaled $14.3 million in 2002 of which $6.0 million was realized from the sale of a 20% interest in the equity of an affiliate joint venture and the balance relates to other surplus assets. Proceeds from certain sales were required to be used to paydown outstanding amounts under our credit facilities.

     Cash provided by financing activities for 2003 was $780.1 million. In May 2003, a private equity offering provided $156.7 million. In connection with the Bethlehem asset acquisition, we entered into new credit facilities, which, among other things, replaced ISG’s prior $200.0 million secured revolving line of credit. The new credit facilities permitted borrowings up to $1.0 billion and consisted of a $350.0 million revolving credit facility, a $250.0 million Tranche A term loan facility and a $400.0 million Tranche B term loan facility. In December 2003, we completed our initial public offering that provided $491.6 million. Some of these proceeds were used to repay $228.4 million of the Tranche A loan and $132.1 million of the Tranche B loan as required in our credit facilities. These amounts may not be reborrowed under the agreements. As of December 31, 2003, we had $266.8 million outstanding under the new credit facilities. Advances under the revolving credit facility permit borrowings only in an amount not to exceed certain percentages of our receivables and inventory. At December 31, 2003 interest on our borrowings under the revolving credit facility was, at our option, at either LIBOR plus a margin ranging from 2.50% to 4.00% per annum or the Prime rate plus a margin ranging from 1.50% to 3.00% per annum. Rates will decrease by 0.5% if our ratio of debt and capital leases to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, is 3.0 to 1.0 or less.

     Cash provided by financing activities was $299.5 million in 2002 from equity offerings and net borrowings.

     Our credit facilities require certain mandatory pre-payments upon the receipt of the proceeds from certain asset sales, casualty events, equity offerings, debt offerings and in the event that we have excess cash flow as determined in accordance with the credit facilities. They contain customary affirmative and negative covenants for senior credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, investments, dividends and other restricted payments, liens and transactions with affiliates. The credit facilities also contain certain financial covenants, including, but not limited to, a maximum leverage ratio, a minimum fixed charge coverage ratio, a limitation on capital expenditures, minimum EBITDA and minimum net worth as defined. They also contain customary events of default, including, but not limited to, failure to pay principal or interest, breach of covenants or representations and warranties, cross-default to other indebtedness, judgment default and insolvency. If an event of default occurs under the credit facilities, the lenders under the credit facilities will be entitled to take various actions, including demanding payment for all amounts outstanding and foreclosing on any collateral. At December 31, 2003, we were in compliance with all of our covenants.

     Contractual Obligations. The following table sets forth our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations

		Payments due by Period
			One-	Three-
(dollars in millions)		Less than	Three	Five	Beyond
At December 31, 2003	Total	one year	Years	Years	Five Years
Debt	$374.3	$11.5	$22.9	$339.9	$—
Guarantee of joint venture debt and leases	36.1	9.1	13.2	13.2	0.6
Operating leases	216.6	34.6	57.4	41.5	83.1
Capital leases	248.0	35.3	72.6	43.1	97.0
Other long-term liabilities	338.8	54.0	71.8	37.0	176.0
Pensions and other retiree benefits	143.4	24.1	39.5	28.7	51.1
Purchase obligations	6,505.2	689.1	1,298.0	1,101.4	3,416.7

	$7,862.4	$857.7	$1,575.4	$1,604.8	$3,824.5

     Purchase obligations include long-term contracts for our requirements of certain commodities and others on a take or pay basis but exclude purchase orders issued in the ordinary course of business, because they generally are cancelable if our needs change. We expect to purchase goods and services on such ordinary course purchase orders of about $4 -5 billion per year over the next few years. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds including additional borrowings under our credit facilities will be adequate for at least the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements, including purchase obligations. However, we cannot assure that our operating results, cash flow and capital resources will be sufficient for repayment of our debt in the future.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 as revised in December 2003, requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Interpretation No. 46 and its revision did not have an effect on our consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an effect on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares of stock in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB revised SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postemployment Benefits. SFAS No. 132 (revised 2003) requires additional disclosure on the assets, obligations cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans in the notes to consolidated financial statements. The disclosures include describing the types of plan assets, investment strategy, measurement dates, plan obligations cash flows, and components of net periodic benefit cost recognized during interim periods. We adopted SFAS No. 132 (revised 2003) in the fourth quarter of 2003 and since this statement requires changes in disclosure only, it did not have any effect on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

     ISG’s consolidated financial statements require management to select accounting principles where alternatives exist and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and in required disclosures. Future results may differ from these amounts because outcomes may differ from those on which management based their estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Purchase Accounting. Accounting for acquisitions requires us to allocate the cost of the enterprise to the specific assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Accounting principles allow us up to one year to acquire all necessary valuation information for the allocation. While independent appraisals and other valuations are used to allocate the cost of acquisitions, management is still required to make significant estimates and assumptions, for example, regarding the timing of the sale of certain surplus assets acquired that are not expected to be used in our business. In addition, when the fair value of the assets acquired exceeds their cost, we are required to pro rate that excess to reduce noncurrent assets making the amount initially assigned to all assets and liabilities more important.

     Revenue Recognition. Sales are recognized primarily upon shipment and transfer of all substantial risks of ownership to the customer. Shipments are made only under a valid contract or purchase order where the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Sales are made with no rights to return product, other than for defective materials. An allowance is estimated for future credits to customer for returns of defective materials and other adjustments. The adequacy of the allowance is periodically reviewed by comparison to actual experience. Claims and adjustments in any future period from sales in 2003 could differ from our current estimates.

     Allowances for Accounts Receivable. We evaluate the collectability of our receivables on a regular basis based on a combination of factors. When we become aware that it is likely that a customer may not meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s financial performance, we record a specific allowance for bad debts to reduce the related receivable to the amount we reasonably expect to collect. We also record allowances for accounts receivable for all other customers based on a variety of factors, including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are adjusted.

     Inventories. We have adopted LIFO inventory accounting for about 20% of our inventories. We did not adopt LIFO for the inventories acquired from Bethlehem, but expect to adopt LIFO for that inventory in 2004. We record slow-moving inventories at their estimated net realizable value, which generally approximates the recoverable scrap value. We also periodically evaluate our inventory carrying value to ensure that the amounts are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Such lower of cost or market write downs are typically infrequent under LIFO inventory accounting.

     Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying value of long-lived assets used in operations, consisting of property, plant and equipment and intangible assets regularly and when specific indicators of impairment, such as reductions in demand or significant economic factors are present. Our policy is to determine whether the carrying value of an asset is impaired based on a comparison to the undiscounted estimated future cash flows from the asset. If such a comparison indicated that there is impairment, the impaired asset would be written down to fair value, which is typically calculated using estimated future cash flows and a discount rate based upon our weighted average cost of capital. Significant management judgment is required in the forecast of future operating results that is used in the preparation of estimated future cash flows and others may reasonably arrive at different conclusions. It is reasonably possible that actual future net sales and the remaining estimated economic life of the assets could differ from the estimates used to assess the recoverability. In that event, impairment charges or shortened useful lives of certain long-lived assets could be required. To date, no impairments have been recognized.

     Deferred Income Taxes. Our acquisition of the assets of Bethlehem was structured under the federal internal revenue code to allow us to acquire the historical tax attributes of Bethlehem’s assets and net operating loss carryforwards within certain limitations. Generally accepted accounting principles allow us to record such deferred tax assets only when based on available evidence it is “more likely than not” that we will realize these benefits. ISG has less than two years of operations and these resulted in a cumulative tax loss. Accordingly, there is currently insufficient evidence to support recognizing the asset. We have established a full valuation allowance at December 31, 2003, for our net deferred tax asset acquired from Bethlehem and that generated by ISG. Because the fair value of the Bethlehem net assets acquired exceeds our cost, we are required to reduce the fair value assigned to noncurrent assets other than deferred taxes. If we had determined that it was “more likely than not” that we would realize these deferred tax assets based on available evidence, it is possible that we could have recognized an extraordinary gain in 2003 after reducing all of the Bethlehem noncurrent assets to zero. In the fourth quarter of 2003, we realized certain tax benefits from the Bethlehem acquisition. Generally accepted accounting principles required that we reduce any long-term intangible assets acquired from Bethlehem before recognizing any benefit for income taxes in the income statement. Accordingly, we wrote off about $15.2 million of intangible assets through the provision for deferred income taxes in 2003. If based on available evidence in the future, we determine that it is “more likely than not” that we will realize these deferred tax assets, we will eliminate the valuation allowance in that year by providing a benefit for income taxes in the income statement.

     Environmental and Other Contingencies. We are currently engaged in the investigation and remediation of environmental contamination at a number of our facilities pursuant to both federal and state environmental laws. For a more detailed site-by-site discussion, see “Business — Environmental Matters.” We are subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of soils and groundwater. We recognize a liability for environmental remediation when it is likely that such remediation will be required and we can estimate the amount. Environmental liabilities assumed in connection with the acquisition of steel facilities and other assets are recorded at the present value of the estimated future payments discounted at 8%. Environmental liabilities recorded in the future for currently unknown contamination and future contamination will not be discounted. There are numerous uncertainties over both the timing and the ultimate costs that we expect to incur with respect to this work. Significant judgment is required in making these estimates and it is reasonable that others may come to different conclusions. If, in the future, we are required to investigate and remediate any currently unknown contamination and waste on properties we own, we may record significant additional liabilities. Also, if our estimates of the cost to remediate currently known contamination and waste change, we will reduce or increase the recorded liabilities through credits or charges in the income statement.

     Pensions and Other Postemployment Benefits. Accounting for defined benefit pensions and other postemployment benefits requires the use of actuarial techniques and assumptions including, among others, assumptions about employees’ future retirement decisions, mortality of participants, future increases in wages and health care costs, discount and interest rates and plan continuation. These assumptions have a material impact on the net obligation disclosed in the notes to the consolidated financial statements and the amount recognized as expense for a year. For example, we do not plan to continue to provide retiree medical benefits after the expiration of the current labor agreement with the United Steelworkers of America in 2008. Accordingly, we assume that only those who are eligible and choose to retire under the current labor agreement will receive retiree medical benefits. We are also assuming that the elimination of this retirement benefit in 2008 will not significantly affect the ages at which our employees choose to retire. Changing either of these assumptions would have a significant impact on our disclosed obligation and annual expense for other postemployment benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to certain risks associated with the fluctuation in interest rates and prices in consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At December 31, 2003, we held cash flow hedges with respect to natural gas with the effective portion of such instruments reflected in accumulated other comprehensive income. We conduct the majority of our business in the United States and all of our revenues and expenses are transacted in U.S. dollars. As a result, our operations are not materially affected by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows, only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

     Energy costs expose us to cost volatility particularly on natural gas requirements. Based on combined pro forma 2003 production, a $1 per MMBtu change in natural gas prices would have changed production costs by approximately $4.9 million per month. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. At any point in time, we may utilize some or all of these hedging instruments in our portfolio. We are also exposed to interest rate risk arising from the variable rate financing on our revolving credit facility. A hypothetical increase or decrease in interest rates of 1% on our new credit facilities would have changed interest expense by $4.0 million in 2003.

     Also, see previous discussion of coal, coke and steel scrap in “PART 1, ITEM 1. BUSINESS – RAW MATERIALS.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ISG’s Financial Statements and the accompanying Notes that are filed as part of this Report are listed under “PART IV, ITEM 14. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K” and are set forth on pages F-1 through F-28 immediately following the signature pages of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ISG management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Directors and Executive Officers of the Registrant

     The directors and executive officers of International Steel Group Inc. as of March 10, 2004, are as follows:

Name	Age	Position
Wilbur L. Ross	66	Chairman of the Board of Directors and Director
Rodney B. Mott	52	President, Chief Executive Officer and Director
V. John Goodwin	60	Chief Operating Officer
Leonard M. Anthony	49	Chief Financial Officer and Secretary
Lonnie A. Arnett	58	Vice President, Controller and Chief Accounting Officer
William Brake, Jr.	43	Vice President & General Manager, ISG Cleveland
Robert J. Dalrymple	45	Vice President, Engineering & Services
Brian D. Kurtz	38	Vice President, Finance and Treasurer
John D. Lefler	57	Vice President & General Manager, ISG Sparrows Point
John C. Mang III	51	Vice President & General Manager, ISG Burns Harbor
Jerome V. Nelson	43	Vice President, Sales & Marketing
Gordon C. Spelich	45	Vice President, Business Development
Karen A. Smith	49	Vice President & Corporate Manager Human Resources
Thomas F. Wood	56	Vice President & Corporate Manager Labor Relations
William C. Bartholomay	75	Director

     Wilbur L. Ross, Jr. has served as the Chairman of the Board of Directors and a director of the company since inception. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC, a merchant banking firm, a position he has held since April 2000. Mr. Ross is also the Chairman and Chief Executive Officer of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., Asia Recovery Fund, Asia Recovery Fund Co-Investment, Nippon Investment Partners and Absolute Recovery Hedge Fund. Mr. Ross is also the general partner of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., Asia Recovery Fund, and Absolute Recovery Hedge Fund. Mr. Ross is also Chairman of Ohizumi Manufacturing Inc. in Japan. Mr. Ross is a member of The Business Roundtable. Mr. Ross is a board member of the Turnaround Management Association, Nikko Electric Co. in Japan, Tong Yang Life Insurance Co. in Korea, and of Syms Corp., Clarent Hospital Corp. and News Communications Inc. in the U.S. Previously, Mr. Ross served as a Senior Managing Director at Rothschild Inc., an investment banking firm, from October 1976 to March 2000.

     Rodney B. Mott has served as our President, Chief Executive Officer and a director of the company since April 2002. Mr. Mott has over 30 years of management experience in the metals industry. He served as President and Chief Executive Officer of Pechiney Rolled Products, an aluminum rolling company and a division of Pechiney SA from January 2000 to August 2001. From 1991 to 2000 Mr. Mott held various positions with Nucor Corporation, a mini-mill steel producer, including Vice President/General Manager of Nucor Steel, a division of Nucor Corporation, at the Blytheville, Arkansas and Berkley, South Carolina facilities. Prior to joining Nucor, Mr. Mott was Superintendent of Operations at Lone Star Steel from 1986 to 1987. He began his metal management career at U.S. Steel’s Fairless Hills operation, where he held positions of increasing responsibility during a 14-year career from 1971 to 1986.

     V. John Goodwin has been our Chief Operating Officer since March 2003. Prior to that, he served as Chairman and Chief Executive Officer of Steel Consultants. Mr. Goodwin has 35 years of leadership experience in the American steel industry including 27 years with U.S. Steel, an integrated steel producer. During his service with U.S. Steel, Mr. Goodwin held positions of increasing responsibility including serving as General Manager of Gary from 1987 to 1994, General Manager of Mon Valley from 1984 to 1987 and various supervisory and management positions at Fairless from 1967 to 1984. After leaving U.S. Steel, Mr. Goodwin assumed the position of CEO/COO of National Steel from 1994 to 1996. Mr. Goodwin was also the former President and General Manager of Beta Steel Corp. from 1998 to 2000.

     Leonard M. Anthony has been our Chief Financial Officer since May 2003. He has over 25 years of financial management experience. He joined Bethlehem Steel Corporation, an integrated steel producer, in 1979 and advanced through increasingly responsible financial management positions. He served as Corporate Credit Manager from October 1985 to October 1986, Director of Financial Services from November 1986 to November 1990, Director Risk Management from December 1990 to February 1993, Manager Financial Planning from March 1993 to March 1995, Assistant Treasurer from March 1995 to March 1998, Vice President and Treasurer from October 1999 to September 2001 and Senior Vice President Finance and Chief Financial Officer from October 2001 to May 2003.

     Lonnie A. Arnett joined ISG in November 2003 and currently serves as our Vice President, Controller and Chief Accounting Officer. He worked at Bethlehem from 1984 until October 2003, most recently in a similar capacity. Mr. Arnett has 35 years of experience in accounting and finance with over 25 years being in the steel industry.

     William Brake, Jr. was appointed Vice President & General Manager of ISG Cleveland Inc. in January 2004 and previously served as our General Manager of ISG Cleveland Inc. since March 2003. Since April 2002, he was Division Manager Hot Rolling Operations, Cleveland. Prior to that, he worked for LTV Steel Corp., an integrated steel producer, where he served as Manager Hot Strip Mill, Cleveland.

     Robert J. Dalrymple has been our Vice President, Engineering & Services since April 2002. Prior to joining us, Mr. Dalrymple served as Vice President of Steel at Minnesota Iron & Steel, Inc., a steel sheet mini-mill from May 1999 to April 2002 and Manager, Maintenance & Engineering at Nucor Steel Inc., a mini-mill steel producer, from June 1995 to May 1999.

     Brian D. Kurtz has been our Vice President, Finance and Treasurer since January 2004 having previously served as Vice President & Corporate Controller since May 2003 and Assistant Vice President & Corporate Controller since April 12, 2002. Prior to joining the company, Mr. Kurtz served as the Division Controller of Nucor Steel Corporation, a mini-mill steel producer, from September 1999 to April 2002 and as Division Accountant from December 1995 to September 1999.

     John D. Lefler joined ISG in March 2003 and served as a Transition Leader at Bethlehem Steel Corporation’s Sparrows Point facility. In May 2003 he was named Vice President & General Manager of ISG Sparrows Point. Prior to that time, Mr. Lefler was the President and Chief Executive Officer of Minnesota Iron & Steel, Inc., a steel sheet mini-mill, from March 1999 to March 2003. He has over 36 years in the American steel industry, including service with Gulf State Steel, an integrated steel mill, where he served as Vice President Manufacturing from 1986 to 1992, Executive Vice President and General Manager from 1992 to 1993 and President and Chief Executive Officer from 1999 to 2003. Prior to that, Mr. Lefler was employed with U.S. Steel from 1976 to 1986 in various management positions, including Chief Industrial Engineer, Superintendent, Director Strategic Planning and Plant Manager.

     John C. Mang III has been our Vice President & General Manager, ISG Burns Harbor since May 2003. Prior to that time, Mr. Mang was the Vice President & General Manager, ISG Cleveland from April 2002 to May 2003. He has also served as Director of ISG Cleveland, Inc. and ISG Warren, Inc. since May 2002 until January 2004. Previously, he worked at LTV Steel Corp., an integrated steel producer, where he served as Senior Vice President of Flat Rolled Operations from February 2001 to March 2002, Vice President and General Manager of Cleveland from April 1998 to February 2001, and as Vice President of L-S Electro-Galvanizing Company from August 1999 to March 2002.

     Jerome V. Nelson has served as our Vice President, Sales & Marketing since April 2002. Prior to that, he was employed with Birmingham Steel Corporation, a mini-mill steel producer, where he served as Vice President, Sales & Marketing from December 2001 to March 2002 and General Sales Manager from August 2000 to December 2001. Previously Mr. Nelson was employed with Nucor Steel Corporation, a mini-mill steel producer, as Sales Manager from November 1992 to August 2000. Mr. Nelson began his sales career in the metals industry at LTV Steel in July 1983, worked for Bethlehem Steel Corporation from July 1988 to July 1992, and worked for Armco Advanced Materials from July 1992 to November 1992.

     Gordon C. Spelich has been our Vice President, Business Development since April 2002. Prior to joining the company, Mr. Spelich worked as an independent consultant serving the steel industry from September 2001 until April 2002. Prior to that, Mr. Spelich served as Vice President of Operations at Pechiney Rolled Products, an aluminum rolling company and a Division of Pechiney S.A. from March 2000 to September 2001 and Manager, Operations at Nucor Steel, a mini-mill steel producer, from October 1991 to March 2000.

     Karen A. Smith is our Vice President & Corporate Manager Human Resources since January 2004 and previously served as Assistant Vice President & Corporate Manager Human Resources since April 2002. Prior to that, she held various positions in Human Resources and Benefits at Pechiney Rolled Products, LLC from October 1992 to March 2002, including Benefits Administrator, Benefits Manager, and Manager Benefits and Compensation.

     Thomas F. Wood is our Vice President & Corporate Manager Labor Relations since January 2004 and previously served as Assistant Vice President & Corporate Manager Labor Relations since April 2002. Prior to that, he worked for LTV Steel Corp., an integrated steel producer, where he served as Manager Industrial Relations, Cleveland from December 2000 to April 2002 and Manager Industrial Relations, Indiana Harbor from August 1993 to December 2000.

     William C. Bartholomay has served as a director of the company since April 2002. Mr. Bartholomay currently serves as Vice Chairman of Willis Group Holdings, Inc., an insurance brokerage and financial services company, which he joined on August 6, 2003. Prior to that time he served as the President of Near North National Group, an insurance brokerage and financial services company, a position which he had held for more than five years. Mr. Bartholomay also serves as the Chairman of the Board of the Atlanta Braves baseball team and as a director of both WMS Industries Inc., a gaming manufacturer, and Midway Games Inc., a publisher of entertainment software.

     On December 29, 2000, LTV and substantially all of its domestic subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court, and on October 15, 2001, Bethlehem and 22 of its subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court. As described above, some of our officers were employed by LTV or Bethlehem at the time those companies filed for bankruptcy.

Code of Ethics; Committee Charters; Corporate Governance Guidelines

     ISG has adopted a Code of Business Conduct and Ethics, which is applicable to all employees, including ISG’s principal executive officer, principal financial officer and principal accounting officer. Any person may request a free copy of the Code by writing to:

International Steel Group Inc. Attention: Investor Relations 3250 Interstate Drive Richfield, Ohio 44286

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Executive Compensation” in ISG’s Proxy Statement, which will be filed, with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12. SECURTITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in ISG’s Proxy Statement which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Certain Relationships and Related Transactions” in ISG’s Proxy Statement which will be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Accounting Fees and Services” in ISG’s Proxy Statement which will be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this Report:

The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1) Financial Statements and Schedules
Independent Auditors’ Report	F-1
Consolidated Statements of Operations, for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002	F-4
Consolidated Statements of Cash Flows, for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002	F-5
Notes to Consolidated Financial Statements	F-6
(2) Consolidated Financial Statement Schedules
II — Valuation and Qualifying Accounts and Reserves, for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002	F-30

     Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.

     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

(3) Exhibits

Exhibit
Number	Description of Document
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.1	Credit and Guaranty Agreement, dated as of May 7, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of August 6, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.3	Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of September 30, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
10.4	Amended and Restated International Steel Group Inc. Officer Cash and Stock Bonus Plan dated as of July 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.5	2002 Stock Option Plan of International Steel Group Inc. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.6	Release and Settlement Agreement, dated April 22, 2003, by and between International Steel Group Inc. and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.7	Pellet Sale and Purchase Agreement, dated as of April 10, 2002 by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, ISG Cleveland Inc. and ISG Indiana Harbor, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.8	Asset Purchase Agreement, dated as of February 26, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.9	First Amendment to the Asset Purchase Agreement, dated as of April 11, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.10	Second Amendment to the Asset Purchase Agreement, dated as of June 4, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.11	Third Amendment to the Asset Purchase Agreement, dated as of July 8, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.12	Asset Purchase Agreement, dated as of March 12, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of April 22, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
10.14	Amendment No. 2 to Asset Purchase Agreement, dated as of May 6, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.15	Form of Indemnification Agreement with directors of ISG (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.16	Form of Indemnification Agreement with officers of ISG (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.17	Form of Indemnification Agreement with a person who is both an officer and director of ISG (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

21.1	List of Subsidiaries.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

     ISG filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

By:  /s/ LEONARD M. ANTHONY
Leonard M. Anthony
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
* Rodney B. Mott	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ LEONARD M. ANTHONY Leonard M. Anthony	Chief Financial Officer (Principal Financial Officer)	March 11, 2004

* Lonnie A. Arnett	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2004

* Wilbur L. Ross, Jr.	Chairman of the Board of Directors and Director	March 11, 2004

* William C. Bartholomay	Director	March 11, 2004

*	The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the SEC herewith, by signing his name hereto, does hereby sign this report on behalf of each of the persons noted above in the capacities indicated.

By:	/s/ LEONARD M. ANTHONY

Name: Leonard M. Anthony
Title: Attorney-in-Fact

Independent Auditors’ Report

The Board of Directors and Stockholders
International Steel Group Inc.:

We have audited the accompanying consolidated balance sheets of International Steel Group Inc. and subsidiaries (Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 and the period from inception, February 22, 2002, through December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Steel Group Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from inception, February 22, 2002, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Cleveland, Ohio
March 9, 2004

/s/ KPMG LLP

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

		For the period
		from inception
		February 22
	Year Ended	through
	December 31,	December 31,
	2003	2002
Net sales	$4,070.0	$933.1
Costs and expenses:
Cost of sales	3,836.9	755.3
Marketing, administrative, and other expenses	153.6	50.2
Depreciation and amortization	76.0	11.0

Total costs and expenses	4,066.5	816.5

Income from operations	3.5	116.6
Interest and other financing expense, net	50.9	2.6

(Loss) income before income taxes	(47.4)	114.0
(Benefit) provision for income taxes	(23.9)	45.9

Net (loss) income	$(23.5)	$68.1
Deemed dividend on conversion of Class B common stock	(73.6)	—

Net (loss) income applicable to common stock	$(97.1)	$68.1

(Loss) income per common share:
Basic	$(1.26)	$1.02
Diluted	$(1.26)	$0.99

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in millions, except per share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$193.6	$9.8
Receivables, less allowances of $36.6 and $7.3	553.9	148.8
Inventories	866.8	203.9
Assets held for sale	68.6	16.1
Prepaid and other current assets	24.5	15.7

Total current assets	1,707.4	394.3
Property, plant and equipment, net	861.9	244.8
Investments in joint ventures	27.0	14.1
Other assets	38.7	14.9

Total assets	$2,635.0	$668.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$46.8	$1.1
Accounts payable	427.9	117.8
Accrued compensation and benefits	212.9	30.5
Other current liabilities	143.9	84.7

Total current liabilities	831.5	234.1
Long term liabilities:
Debt	362.8	68.4
Capital leases	212.7	—
Environmental liabilities	161.2	44.5
Pensions and other retiree benefits	101.0	0.3
Other obligations	16.6	16.6

Total liabilities	1,685.8	363.9
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, authorized 5,000 shares, none issued	—	—
Common Stock, $0.01 par value per share, authorized 108,600,000 shares, 97,470,609 and 69,663,280 issued and outstanding	1.0	0.7
Additional paid-in capital	972.2	235.4
Retained (deficit) earnings	(29.0)	68.1
Accumulated other comprehensive income	5.0	—

Total stockholders’ equity	949.2	304.2

Total liabilities and stockholders’ equity	$2,635.0	$668.1

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2003 and the period from inception, February 22, 2002, through December 31, 2002
(Dollars in millions)

							Accumulated
							other
	Common Stock		Class B Common Stock		Additional	Retained	compre-	Total
					paid-in	earnings	hensive	stockholders’
	Shares	Amount	Shares	Amount	capital	(deficit)	income	equity
Balance, February 22, 2002	—	$—	—	$—	$—	$—	$—	$—
Proceeds from equity offering on April 22	64,874,020	0.7	—	—	174.3	—	—	175.0
Proceeds from equity offering on October 10	4,789,260	—	—	—	61.1	—	—	61.1
Net income	—	—	—	—	—	68.1	—	68.1

Balance, December 31, 2002	69,663,280	$0.7	—	$—	235.4	$68.1	$—	$304.2
Proceeds from Class B Common Stock equity offering on May 7	—	—	7,994,623	0.1	156.6	—	—	156.7
Class B Common Stock issued upon Bethlehem acquisition	—	—	765,306	—	15.0	—	—	15.0
Proceeds from stock option exercise	72,400	—	—	—	0.2	—	—	0.2
Proceeds from initial public equity offering on December 12	18,975,000	0.2	—	—	491.4	—	—	491.6
Conversion of Class B Common Stock to Common Stock with initial public equity offering on December 12	8,759,929	0.1	(8,759,929)	(0.1)	—	—	—	—
Deemed dividend on Class B Common Stock					73.6	(73.6)	—	—
Net gains on derivative instruments designated as cash flow hedges	—	—	—	—	—	—	5.0	5.0
Net loss	—	—	—	—	—	(23.5)	—	(23.5)

Balance, December 31, 2003	97,470,609	$1.0	—	$—	$972.2	$(29.0)	$5.0	$949.2

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

		For the period
		from inception
		February 22, 2002
	Year Ended	through
	December 31,	December 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(23.5)	$68.1
Adjustments for items not affecting cash from operating activities:
Depreciation and amortization	76.0	11.0
Deferred income taxes	20.5	(5.3)
Other	16.2	(7.0)
Changes in working capital and other items:
Receivables	11.2	(145.7)
Inventories	67.5	(151.5)
Accounts payable	58.5	56.3
Accrued income taxes	(74.0)	30.1
Pension and other retiree benefits expense more than payments	67.9	0.3
Other	68.6	32.1

Net cash provided by (used in) operating activities	288.9	(111.6)

Cash flows from investing activities:
Capital expenditures and investments	(96.9)	(48.1)
Acquisitions, net of cash received	(822.6)	(144.3)
Proceeds from sales of assets	34.3	14.3

Net cash used in investing activities	(885.2)	(178.1)

Cash flows from financing activities:
Borrowings under revolving credit facility	941.6	867.9
Payments under revolving credit facility	(1,002.3)	(807.2)
Proceeds from long-term debt	710.0	8.8
Payments on long-term debt	(469.3)	—
Payments on capital leases	(23.7)	—
Issuance of common stock, net	648.5	236.2
Deferred financing fees	(24.7)	(6.2)

Net cash provided by financing activities	780.1	299.5

Increase in cash and cash equivalents	183.8	9.8
Cash and cash equivalents – beginning of period	9.8	—

Cash and cash equivalents – end of period	$193.6	$9.8

Other information:
Interest paid	$34.3	$1.4
Interest capitalized	0.4	0.3
Income taxes paid	30.0	21.2
Capital lease obligation incurred	0.2	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements include the accounts of International Steel Group Inc. and its consolidated subsidiaries (ISG or the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method of accounting, except an iron ore-mining venture, which is pro rata consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)	Nature of Operations

ISG was organized in February 2002 to acquire the principal steelmaking and steel finishing assets from The LTV Corporation (LTV) and began operations in April 2002. In October 2002, ISG acquired the compact strip mill and basic oxygen furnace of Acme Steel Corporation (Acme). In May 2003, ISG acquired substantially all the assets of Bethlehem Steel Corporation and subsidiaries (Bethlehem). See Note 2, Acquisitions, for additional information. ISG is a domestic manufacturer of light flat-rolled, plate and rail steel products whose customers are located primarily in the United States of America. ISG reports its activities as a single segment and serves the automotive, appliance, transportation, machinery and construction markets, either directly or through steel service centers.

(c)	Revenue Recognition

Substantially all revenue is recognized at the time products are shipped and all substantial risks of ownership are transferred to the customer.

(d)	Stock Based Compensation

The Company accounts for stock based compensation under the fair value method as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation.

(e)	Amortization of Debt Issue Costs

The Company capitalizes certain debt issuance costs and amortizes them on a straight-line basis over the expected term of the debt. In the event of an early termination of debt, the unamortized amounts are expensed in the period of termination.

(f)	Income Taxes

Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management based on available evidence, it is more likely than not that some or all of any net deferred tax assets will not be realized.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

(g)	Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the net incremental shares issuable upon the assumed exercise of stock options and conversion of convertible debt as if the conversion occurred at the beginning of the period.

(h)	Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with an original maturity of three months or less and are carried at cost, which approximates market value.

(i)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method of accounting for about 20% of the inventories at December 31, 2003 and the balance is determined using the first-in, first-out (FIFO) or average cost method. We plan to adopt LIFO for all inventories in 2004.

The components of inventories follow:

	December 31,
	2003	2002
FIFO or average cost:
Raw materials	$291.0	$75.1
Finished and semi-finished goods	612.0	150.4

	903.0	225.5
LIFO reserve	(36.2)	(21.6)

Total	$866.8	$203.9

During 2003, liquidation of LIFO inventory quantities reduced cost of sales by about $9.0. Inventories acquired in a business combination were valued at fair market value less, for in-process and finished goods, costs to complete processing and a reasonable profit for selling efforts. As a result, the value assigned to inventory acquired from Bethlehem, see Note 2, Acquisitions, and cost of sales for 2003 were $40.8 higher than our production costs.

(j)	Assets Held for Sale

Properties expected to be sold within one year are recorded as assets held for sale at the lower of the carrying value or fair value, less costs to sell. These assets are not depreciated while classified as held for sale. The net expense relating to all assets classified as held for sale was $7.0 and $0.6 in 2003 and 2002.

(k)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 20 years for buildings and range from 3 to 10 years for machinery and equipment. Repairs and

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

maintenance that do not significantly improve or extend the lives of the respective assets are expensed as incurred throughout the year.

The components of Property, plant and equipment, net follow:

	December 31,
	2003	2002
Land and land improvements	$31.5	$17.0
Buildings	70.0	21.7
Machinery and equipment	796.6	206.0
Construction in progress	50.2	11.1

Total	948.3	255.8
Accumulated depreciation and amortization	(86.4)	(11.0)

Total property, plant and equipment, net	$861.9	$244.8

(l)	Long-lived Assets

Long-lived assets are subject to an impairment assessment if there are circumstances that indicate the carrying amount may no longer be recoverable from future operations or sale. The amount of the impairment recognized, if any, is the difference between the carrying amount and the fair value of the asset.

(m)	Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

The Company’s estimates of environmental remediation liabilities are based on current technology and existing laws and regulations and site-specific estimated costs. The liabilities recognized under business combination accounting were recorded at their net present value. These amounts are adjusted for accretion of the discount and when the effect of new information or changes in law or technology can be reasonably estimated. Required future recognition of any environmental liabilities relating to currently owned properties will not be discounted.

(n)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(o)	Market Risk

ISG is exposed to fluctuations in interest rates and the prices of certain commodities such as natural gas, fuel oil, coke, steel scrap, iron ore and various non-ferrous metals. Management is authorized to use various financial instruments where available to manage the

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

exposures associated with these fluctuations. ISG may employ the use of futures, forwards, collars, options and swaps to manage certain exposures when practical. By policy, ISG does not enter into such contracts for the purpose of speculation. These policies include establishing a risk management philosophy and objectives, providing guidelines for derivative usage and establishing procedures for control and reporting of derivative activity. The change in value of the effective portion of financial instruments used to hedge certain exposures is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings.

(p)	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 as revised in December 2003, addresses consolidation by business enterprises of variable interest entities and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. It is based on the concept that companies that control another entity through interests other than voting interests should consolidate the controlled entity. Interpretation No. 46 and its revision did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares of stock in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB revised SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postemployment Benefits. SFAS No. 132 (revised 2003) requires additional disclosure on the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans in the notes to consolidated financial statements. The disclosures include describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The Company adopted

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

SFAS No. 132 (revised 2003) as of December 31, 2003. Since this statement requires changes in disclosure only, it did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

(2)	Acquisitions

In 2002, ISG acquired certain steelmaking and finishing assets that had been idled and assumed certain liabilities of LTV and Acme that were in bankruptcy proceedings. In May 2003, ISG acquired substantially all the assets and assumed certain liabilities of Bethlehem, which was in bankruptcy proceedings. The acquisition of the Bethlehem net assets was accounted for as a business combination. Bethlehem’s results have been included in the consolidated financial results since May 1, 2003.

The following unaudited pro forma data for ISG includes the results of operations of the Bethlehem acquisition as if it had been consummated on April 1, 2002, including the effects of the new labor agreement as it pertains to the former Bethlehem facilities and the financings incurred to fund the acquisition. Thus the unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	2003	2002
	(unaudited)
Net sales	$5,308.7	$3,701.7
Net income	75.7	180.5
Net income applicable to common stock	2.1	180.5
Income per share
Basic	$0.03	$2.47
Diluted	$0.03	$2.37

The purchase agreement included a minimum working capital requirement at closing and requires Bethlehem to return to ISG any excess cash after all secured, administrative and priority claims in Bethlehem’s bankruptcy case have been paid. As a result, ISG received cash subsequent to the purchase date from Bethlehem for working capital adjustments and excess cash. Additional amounts could be received pending resolution of certain legal and contingent issues.

ISG created the transition assistance program to assist departing USWA–represented Bethlehem employees. This program affects about 2,100 former employees and we expect to pay the remaining liability of $23.6 recorded at December 31, 2003 during 2004. The following amounts have been paid (received) in connection with the Bethlehem purchase through December 31, 2003:

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

Cash paid at closing	$752.3
Cash acquired	(90.2)

Net cash paid at closing	662.1
Subsequent required installments paid	120.0
USWA transition assistance program payments	81.6
Cash received for working capital adjustments and amounts not needed for secured, priority and administrative claims	(41.1)

Cash paid, net	$822.6

ISG has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed or recognized in the Bethlehem purchase based on their estimated fair values. ISG has not yet received all information expected to determine the final values to be assigned to all assets and liabilities acquired as it relates to certain legal and contingent issues. Values currently assigned are based on best estimates. The fair value of the net assets acquired from Bethlehem was in excess of the purchase price, resulting in negative goodwill. In accordance with SFAS No. 141, Business Combinations, the negative goodwill was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to the acquired non-current assets, primarily property, plant and equipment and intangible assets, based on their relative fair values.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

     The amounts recorded for the net assets acquired follows:

	Bethlehem	Acme	LTV
Acquired assets:
Receivables, net	$379.2	$—	$—
Inventories	730.3	—	52.4
Prepaids and other current assets	5.1	—	3.2
Assets held for sale	85.7	—	30.4
Intangible assets	26.5	—	—
Property, plant and equipment	602.8	67.9	135.2
Other noncurrent assets	15.4	—	13.6

	1,845.0	67.9	234.8
Acquired liabilities:
Current portion of long term debt and capital lease obligations	32.7	—	—
Accounts payable	251.4	—	—
Accrued expenses and other current liabilities	130.1	3.9	64.8
Long term debt and capital lease obligations	358.9	—	—
Long term environmental liabilities	144.0	3.1	86.6
Long term pension and retiree benefits	82.5	—	—
Other long term obligations	7.8	—	—

	1,007.4	7.0	151.4

Net assets recorded	837.6	60.9	83.4
Value of stock issued	(15.0)	—	—

Cash paid, net	$822.6	$60.9	$83.4

See Note 4, Income Taxes, regarding federal income tax issues related to the acquisition of the Bethlehem assets.

Intangible assets consist of $5.5 assigned to patents with an estimated useful life of 16 years and $21.0 assigned to favorable supply contracts that were being amortized over the term of the associated contracts ranging from one to four years. ISG recognized $11.3 of expense during 2003 related to these intangibles. At December 31, 2003, the remaining balance of these intangible assets was reduced to zero through a provision for deferred federal income taxes.

(3)	Stock Compensation

The Company recognizes compensation expense for its stock compensation program in accordance with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of expense for stock based compensation on their fair value on the measurement date.

ISG’s Key Employees’ Incentive Stock Option Plan provides that common stock options may be granted to key employees and officers with exercise prices at no less than the market value on the

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

grant date. Outstanding options vest in four equal annual installments and expire six years after date of grant. The Company’s initial public offering of common stock on December 12, 2003 caused vesting of certain options to be accelerated in 2003. If there is a change of control of 50% or more of the voting stock of the Company, all remaining unvested options will vest immediately. At December 31, 2003, there were no additional shares available for future grants. The fair value of options granted in 2003 was determined to be zero. The fair value of the options granted in 2002 is $9.4, of which, $3.3 and $2.9 were recognized as compensation expense during 2003 and 2002. These fair values were determined on the measurement date using the Black-Scholes option-pricing model under the following assumptions: risk-free rate of return of 3.04%; dividend yield of 0%; and the options are anticipated to be exercised upon vesting.

	2003		2002
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price
Options outstanding at beginning of the year	7,167,600	$2.76	—	$—
Granted	1,038,940	25.55	7,464,440	2.76
Exercised	(72,400)	2.76	—	—
Canceled/forfeited	(760,200)	2.76	(296,840)	2.76

Options outstanding at end of period	7,373,940	$5.97	7,167,600	$2.76

Options exercisable at end of period	2,619,975	$2.76	—	$—

ISG has a Stock Appreciation Rights Plan (stock rights) for certain key employees that provides employees a cash payment after vesting for the difference between the stock rights price and the market value of the stock on the date of exercise, with the award limited to 200% of the stock rights price. Stock rights vest in four substantially equal installments and expire five years after grant. The Company granted 188,481 and 1,248,900 stock rights and recognized compensation expense of $2.5 and $0.5 during 2003 and 2002.

(4)	Income Taxes

The components of the (benefit) provision for income taxes follows:

	2003	2002
(Benefit) provision:
Current
Federal	$(42.5)	$42.5
State	(1.9)	8.7
Deferred	20.5	(5.3)

Total	$(23.9)	$45.9

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

A reconciliation of the statutory U.S. tax rate to the recorded effective tax rate follows:

	2003	2002
Taxes at statutory rate	(35.0)%	35.0%
Benefits of acquired tax attributes	(11.7)	—
Depletion	(2.8)	—
State and local income taxes net of federal effect	(1.5)	4.6
Other	0.7	0.7

Tax	(50.3)%	40.3%

Significant components of deferred income tax assets and (liabilities) follow:

	December 31,
	2003	2002
Temporary differences - assets (liabilities):
Plant and equipment	$378.2	$—
State deferred income taxes	163.7	—
Environmental liabilities	76.3	22.8
Capitalized leases	65.8	—
Compensation and benefits	48.1	2.0
Accruals and reserves	45.0	2.5
Vacation accruals	26.2	3.8
Inventories	16.1	2.5
Joint ventures	15.4	—
Other	18.3	14.6

Total assets	853.1	48.2

Prepaid expenses	(9.7)	—
LIFO inventories	(5.0)	(2.2)
Other	(3.5)	(0.2)
Plant and equipment	—	(40.5)

Total liabilities	(18.2)	(42.9)

Net operating loss carryforwards	399.6	—
AMT credit carryfoward	25.8	—
Valuation allowance	(1,260.3)	—

Net deferred tax asset	$—	$5.3

Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the income tax returns.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

The acquisition of the Bethlehem assets was structured as a tax-free reorganization under Internal Revenue Code (IRC) Section 368 (a)(1)(G). The historic tax attributes of Bethlehem are, therefore, carried over to the ISG consolidated federal income tax return. These tax attributes are composed principally of net operating loss (NOL) carryforwards, alternative minimum tax (AMT) credit carryforwards and temporary differences related to the tax basis of property, plant and equipment. The net deferred tax assets acquired related to these tax attributes were not recognized at the date of acquisition because there were a number of required actions related to, among other matters, Bethlehem’s plan of liquidation under federal bankruptcy law. During the fourth quarter of 2003, among other events, the Bankruptcy Court confirmed Bethlehem’s plan of liquidation, which subsequently became effective on December 31, 2003. Accordingly, in the fourth quarter, we determined that it was appropriate to recognize the acquired net deferred tax assets and any related valuation allowance.

IRC Section 382 restricts any excess tax depreciation and other deductions attributable to Bethlehem’s higher historic tax basis for five years and limits the annual utilization of Bethlehem’s NOL carryforwards. Realization of these future tax benefits is subject to our ability to generate sufficient future taxable income and agreement by the Internal Revenue Service to the transaction structure. We estimate the deferred tax assets acquired from Bethlehem to be about $1,300.

SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during periods in which those temporary differences become deductible and before the expiration of the NOL carryforwards. Because of ISG’s two-year existence, limited financial performance and cumulative tax loss from inception, it is management’s judgment that SFAS No. 109 requires the recording of a full valuation allowance for net deferred tax assets that resulted in a $5.3 provision for deferred income taxes for 2003. The requirement for this valuation allowance will be evaluated on a regular basis in light of the changing evidence. In addition, generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 of intangible assets as a provision for deferred income taxes.

In the future, if it is determined that it is more likely than not that the deferred tax assets will be realized based upon the available evidence, including actual taxable results and other sources of future taxable income, we will reduce the valuation allowance by providing a federal income tax benefit in that year.

At December 31, 2003, ISG had regular tax NOL carryforwards of about $1,060 acquired from Bethlehem as limited by IRC Section 382, and with about $80 arising in 2003, AMT loss carryforwards acquired from Bethlehem of about $1,300 and AMT credit carryforwards acquired from Bethlehem of approximately $25. The NOL and AMT loss carryforwards will expire in varying amounts from 2005 through 2023 if we are unable to generate sufficient amounts of taxable income in the future. Approximately $630 of the NOL carryforwards expire between 2005 and 2008. AMT credits can be carried forward indefinitely.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

(5)	Income (loss) per Share

The following table presents calculations of income (loss) per share of common stock:

	2003	2002
Net (loss) income	$(23.5)	$68.1
Deemed dividend on the conversion of Class B common stock	(73.6)	—

Net (loss) income applicable to common stock	$(97.1)	$68.1

Weighted average number of shares of common stock outstanding - Basic	77.1	66.5
Incremental shares issuable upon assumed conversion	—	2.4

Total shares -Diluted	77.1	68.9

(Loss) income per share:
Basic	$(1.26)	$1.02

Diluted	$(1.26)	$0.99

The basic and diluted loss per share are the same for 2003 because incremental shares issuable upon conversion are anti-dilutive.

The Class B common stock was issued in 2003 for cash and in connection with the acquisition of the Bethlehem assets. It was identical in all respects to common stock, except that it contained an automatic conversion to common stock upon ISG’s initial public offering at a conversion ratio per share equal to (1) $92,500, divided by (2) the product of (a) the price per share paid by the public in the initial public offering multiplied by (b) 0.7, divided by (3) 3,620. Upon the completion of the offering on December 12, 2003, therefore, the Class B common stock automatically converted into 8,759,929 shares of common stock at the $28 per share price of the public offering. The conversion of the Class B common stock resulted in a one-time “deemed dividend” to the holders of the Class B common stock of $73.6. The “deemed dividend” was recognized on the balance sheet as a reclassification from retained earnings to paid in capital in excess of par value. This transaction had no impact on cash flows or net income. The “deemed dividend,” however, is required to be treated similar to a preferred stock dividend in the calculation of loss per share of common stock by deducting it from net loss to arrive at net loss applicable to common stock, increasing the 2003 loss per common share by $0.95 from $0.31 to $1.26.

(6)	Comprehensive Income (Loss)

The Company has financial instruments that are designated as cash flow hedges for natural gas, the effective portion of the change in value of these financial instruments is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings. At December 31, 2003, the Company recognized $5.0 in both prepaid expenses and in other comprehensive income related to the cash flow hedges. Total comprehensive loss was $18.5 for the year ended December 31, 2003.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

(7)	Long-term Debt and Capital Lease Obligations

Components of long-term debt and capital leases follow:

	December 31,
	2003	2002
Debt - Notes and loans:
Credit Facilities, Tranche B, LIBOR plus 3.5%, Due May 2007	$266.8	$—
G. E. Facility, Variable, Due May 2006	—	60.7
Columbus Coatings financing, Variable, Due August 2008	57.8	—
PBGC convertible note, 6%, Due May 2007	35.0	—
Coal Act Subordinated Note, 9%, Due September 2005	7.0	—
Industrial Revenue Bonds, 5.8%, Due May 2007	4.9	6.0
Acme Steel Promissory Note, 7.75%, Due October 2007	2.8	2.8

Total debt	374.3	69.5
Current portion	(11.5)	(1.1)

Total long-term debt	$362.8	$68.4

Capital lease obligations:
Coke oven battery, approximately 5%, payable 2004-2014	$174.2	$—
Wide slab caster, 9.86%, payable 2004-2005	39.2	—
Iron ore vessel, 13%, payable 2004-2009	21.9	—
Other	12.7	—

Total capital lease obligations	248.0	—
Current portion	(35.3)	—

Total long-term capital lease obligations	$212.7	$—

The maturities of long-term debt and required capital lease payments at December 31, 2003 follows:

2004	$46.8
2005	63.4
2006	32.1
2007	345.6
2008	37.4
2009 and beyond	97.0

Total	$622.3

ISG had a $200.0 Revolving Credit Facility with GE Capital Commercial Finance (GE Facility) that was replaced on May 7, 2003. The GE Facility was collateralized by the inventory and accounts receivable of ISG with interest payable at the option of ISG at the prime rate plus 1.25%

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

or LIBOR plus 2.75%. During the second quarter 2003, $3.7 of debt issuance costs was expensed related to the early termination of this credit facility.

In connection with the Bethlehem acquisition, the Company entered into new $1.0 billion credit facilities (Credit Facilities) that are collateralized by inventory, accounts receivable, real property and capital stock. The new Credit Facilities consist of a three-year $350.0 revolving credit facility, a two-year $250.0 tranche A term loan facility and a four-year $400.0 tranche B term loan facility. A total of $700.1 was borrowed under the facilities at May 7, 2003. Borrowings under the revolving credit facility are subject to overall leverage ratios and bear interest, at the option of ISG, at a floating rate equal to either LIBOR plus a margin ranging from 2.00% to 3.50% per annum or the Prime rate plus a margin ranging from 1.00% to 2.50% per annum. Borrowings under the tranche A term loan bore interest at a floating rate equal to either LIBOR plus 3.25% per annum or the Prime rate plus 2.25% per annum. The borrowings under the tranche B term loan bear interest at a floating rate equal to either LIBOR plus 3.50% per annum or the Prime rate plus 2.50% per annum. In October 2003, we amended certain covenants, increasing the interest rates by 0.5 percentage points. Commitment fees are payable quarterly for the unused portion of the total loan commitment with the rates ranging from 0.25% to 0.50% per annum. The Company is subject to various financial covenants including a minimum borrowing availability, limitations on capital expenditures, minimum fixed charges coverage, maximum leverage ratios, minimum net worth and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement governing the Credit Facilities. The revolving credit facility may be withdrawn if a material adverse effect or event of default has occurred and the Company is unable to remedy the event in a timely manner as defined in the agreement.

On December 18, 2003, the tranche A term loan was repaid in full and the $132.1 of the tranche B term loan was repaid using a portion of the proceeds from ISG’s initial public offering of common stock as required by the Credit Facilities. The amounts repaid are not eligible to be borrowed again during the remaining term of the Credit Facilities.

At December 31, 2003, based on outstanding letters of credit, eligible accounts receivable, and inventories, the Company had unused borrowing capacity under the revolving credit facility of $239.1 and the weighted average interest rate on all outstanding borrowings under the facilities was 5.178% per annum. Payments of dividends are restricted by the minimum fixed charges coverage ratio which includes dividend payments as a component. Amounts available for payment of dividends and other restricted payments at December 31, 2003 were $52.5.

Also in connection with the Bethlehem acquisition, ISG assumed a credit facility from Columbus Coatings Corporation, a subsidiary of Bethlehem. Borrowings under the facility bore interest at a floating rate equal to LIBOR plus 5.0% per annum. The facility was paid in full on August 8, 2003, when ISG entered into a new loan agreement with GE Capital Corporation for $60.0. The loan bears interest at the greater of 5.75% per annum or the Eurodollar base rate plus a margin of 4.25% per annum. Monthly principal payments are $0.5 and increase to $1.7 beginning September 15, 2006 through maturity.

The convertible note to the Pension Benefit Guaranty Corporation (PBGC) requires semi-annual interest payments beginning January 1, 2004, and the principal is due in full on May 6, 2007. The note is convertible, at the PBGC’s option, into 29,240.55 shares of ISG’s common stock

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

for each $1 of principal and accrued interest outstanding. At December 31, 2003, the note was eligible to be converted into 1,064,015 shares of ISG common stock.

The Coal Act subordinated note to the United Mine Workers of America 1992 Benefit Plan and the UMWA Combined Benefit Fund was paid in full in January 2004.

The industrial development bonds bear interest at 5.8% and require monthly sinking fund payments of $0.1 for principal and interest beginning in December 2002. These bonds are secured by the Cleveland plant facilities.

The promissory note payable to Acme was paid in full in January 2004.

The amounts included in property, plant and equipment for capital leases were $179.4 (net of $11.3 of accumulated amortization) at December 31, 2003. The capital lease on a coke oven battery at the Burns Harbor facility requires payments in 2004 based on the cost and amount of coke production, which is estimated to be $25.6 and minimum monthly payments of $0.5 beginning in January 2005 with additional payments based on coke production. The capital lease on the slab caster at the Sparrows Point facility requires quarterly payments of $2.3 in 2004 with the balance due in 2005. The capital lease on an ore vessel requires monthly payments of $0.5.

The Company believes that the carrying amount of its long-term debt at December 31, 2003 approximates fair market value.

(8)	Contingencies

ISG is subject to various legal actions and contingencies in the normal course of conducting business. ISG recognizes liabilities for such matters when a loss is likely and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular quarter or year, the Company believes that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on its competitive position or financial position.

ISG is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, the Company is required to investigate and remediate any currently unknown contamination and wastes at plant sites, ISG could be required to record additional liabilities.

Undiscounted environmental liabilities related to the acquisition of the net assets from Bethlehem, Acme and LTV in the amount of $337.6 were recorded at their fair value based on their net present value determined using an 8% discount rate, resulting in recorded environmental liabilities of $216.2 at the acquisition dates.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

The table below represents the amounts recorded for environmental liabilities discounted at 8%:

	2003	2002
Beginning balance	$56.4	$—
Liabilities recognized at acquisition	159.0	57.2
Accretion and changes in estimates and timing of spending	1.0	3.5
Spending for remediation	(8.0)	(4.3)

Total	208.4	56.4
Total current portion included in other current liabilties	(47.2)	(11.9)

Long term balance at year end	$161.2	$44.5

The 2003 current portion includes $13.5 related to assets held for sale.

Environmental expenditures related to these liabilities for the next five years and thereafter are expected to be:

2004	$47.2
2005	25.7
2006	37.0
2007	19.8
2008	17.1
2009 and thereafter	168.6

Total - undiscounted	$315.4

These accrued environmental liabilities relate principally to locations in Lackawanna, New York; Sparrows Point, Maryland; Western Pennsylvania; Johnstown, Pennsylvania; Indiana Harbor, Indiana; Burns Harbor, Indiana; and Cleveland, Ohio.

At Lackawanna, we own a site where an integrated steel facility operated until 1983 and a coke oven operated until 2001. The Company anticipates performing a corrective measures study and implementing the likely required corrective measures after approval by appropriate environmental authorities. The estimated undiscounted cost for continuation of required studies and likely remediation and post remediation activities is $72.

At Sparrows Point, ISG assumed the comprehensive multimedia pollution prevention agreement entered into by Bethlehem in 1997. The agreement requires, among other matters, compliance, closure and post-closure care of two landfills, a site wide investigation that is nearing completion of a facilities investigation under the Resource Conservation and Recovery Act (RCRA) and continuation of certain remediation systems. The estimated undiscounted cost to comply with this agreement and likely remediation required excluding capital expenditures is $43.

Idled mining operations located in western Pennsylvania near Johnstown will require the prevention of acid mine drainage from discharging into surface waters. To comply with these obligations, the Company will pump and treat acid mine drainage from five closed mines and one coal refuse

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

disposal area. The estimated undiscounted cost of the treatment combined with the establishment of required financial assurance for the long-term operation and maintenance of facilities at the mines is $32.

We own a large former integrated steelmaking site in Johnstown, Pennsylvania. Although subject to RCRA corrective action, no comprehensive environmental investigations have been performed at this site to date. The site has been razed and there are a number of historic waste disposal facilities located at the site that are subject to state regulation and historic operations that may have caused groundwater contamination. We estimate undiscounted costs associated with the future investigations and likely remediation of the site that can be estimated to be $23.

Our Indiana Harbor facility is under an administrative order requiring development and implementation of a monitoring program to assess soil and groundwater conditions associated with 14 solid waste management units. It is not possible to estimate the costs of monitoring and remediation that may be required as a result of this investigation. There is an area of fuel contamination and solid waste landfill at the facility that requires remediation, closure and post closure care. The undiscounted cost of these activities combined with the cost of other administratively required site assessments and investigative studies that can be estimated is $22.

At Burns Harbor, air pollution control dusts and sludges in piles on the ground are likely to require offsite disposal, although alternative means are currently being evaluated. The estimated undiscounted cost of the corrective action combined with the costs to complete certain other studies and likely corrective actions is $22.

An integrated steel facility has operated at our Cleveland facility since the early part of the 20th century. As a result, soil and groundwater contamination exists that will likely require remediation. No corrective action has been demanded by any government authority and no comprehensive investigation of any of the facilities has been performed. Nevertheless, a large permitted solid waste landfill at the site will likely require closure and post-closure care in the future. The estimated undiscounted cost for this landfill combined with the other study costs and likely remediation requirements is $14.

There are a number of other facilities and properties, which ISG owns across the United States which present incidental environmental liabilities. The undiscounted cost of future investigations and likely remediation at these sites is estimated to be $16.

We are spending about $4 per year to properly dispose of contaminated PCB equipment and asbestos material that periodically deteriorates. The estimated undiscounted cost of such future disposal is $48. This amount does not include costs to dispose of all such material in our facilities upon closure or dismantling.

ISG purchased only selected assets of Bethlehem, Acme and LTV through sales in bankruptcy proceedings. The sales orders issued by the U.S. Bankruptcy Courts having jurisdiction over each transaction explicitly provide that the sellers retained asbestos-related liability, and that ISG shall not be deemed as a successor to any seller with respect to asbestos-related liabilities or any other matter. Despite the foregoing, it is possible that future claims with respect to historic asbestos exposure might be directed at us. The Company considers the risk of incurring liability as the result of such claims extremely remote.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per hour and share data)

In 2003, the Company spent approximately $90 for recurring costs to manage hazardous substances and pollution in ongoing operations. Spending for environmental compliance related capital expenditures to limit or monitor pollutants was $5 in 2003 and the Company expects to spend an average of $38 per year for capital expenditures through 2008 to meet environmental standards.

ISG has guaranteed the debt of a joint venture in the amount of $2.5 and has guaranteed a joint venture’s operating lease with annual payments of $6.6 through 2008 and one monthly payment of $0.6 in 2009.

Other contingent liabilities with respect to product warranties and other matters arise in the normal course of business. In the opinion of management, any such unrecognized matters, would not have a material effect on the Company’s financial position, results of operations, or cash flows.

(9)	Pension and Other Postretirement Benefit Plans

Under ISG’s labor agreement with the United Steelworkers of America (USWA), the Company and the USWA established defined contribution benefit trusts to fund pensions and retiree medical and death benefits for retirees and dependents from USWA represented bargaining units of LTV, Bethlehem and ISG. Contributions to the pension trust are an annual amount per employee for 2003 and 2002 and $1.50 per hour paid for 2003. The related expense was $45.0 ($25.9 based on hours paid and $19.1 based on number of employees) for 2003 and $7.6 (based on the number of employees) for 2002. About $5.8 was paid in 2003 and about $47.0 is expected to be paid in 2004 for prior years. Contributions to the retiree medical and death benefits trust are based on ISG’s quarterly EBITDA and certain overtime hours worked as defined in the agreement beginning in 2003. Related 2003 expense was $4.3, which will be paid in 2004.

ISG also has a defined benefit retiree medical and death benefit plans covering USWA employees who are eligible to retire under the current labor agreements. The Company does not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires. ISG is not required to pre-fund any benefits and expects any benefits to be paid in 2004 to be minimal.

The accumulated postretirement benefit obligation and net periodic postretirement benefit costs presented below do not reflect the effects of the recently passed legislation “Medicare Prescription Drug, Improvement and Modernization Act of 2003.” We have not completely assessed the impact of this Act to determine if the currently existing plan will be modified and what financial impact, if any, it may have on our future expenses and obligations.

In the Bethlehem acquisition, ISG acquired a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture that is pro rata consolidated in ISG’s consolidated financial statements. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plans within statutory guidelines. Hibbing also provides retiree medical and death benefits to most full-time employees with 30 years of service or employees who are 60 years of age with 15 years of service. ISG’s prorated required contribution to the plan based on net tons produced in 2003 will be $1.0 in 2004.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

ISG’s consolidated pension and other postemployment benefits information, at our measurement date of December 31, follows:

	Pension	Other Benefits
	2003	2003	2002
Change in benefit obligation:
Postretirement benefit obligation at Bethlehem purchase date / beginning of period	$74.1	$32.3	$32.2
Service cost	1.5	2.9	—
Interest cost	3.0	5.8	0.1
Benefits paid	(1.7)	(0.7)	—
Plan changes (primarily additional employees from acquisition)	(2.7)	89.5	—
Net actuarial losses / other	2.5	12.0	—

Postretirement benefit obligation at end of year	76.7	141.8	32.3

Change in plan assets:
Fair value of plan assets at Bethlehem purchase date	51.1	10.1	—
Actual return on plan assets	6.1	1.2	—
Net company contributions	2.1	—	—
Benefits paid	(1.7)	—	—

Fair value of plan assets at end of year	57.6	11.3	—

Funded status of plan:
Unfunded obligation	19.1	130.5	32.3
Unrecognized actuarial gain / (loss)	5.8	(12.3)	—
Unrecognized prior service cost	—	(72.4)	(32.0)

Net amount recognized in the balance sheet	$24.9	$45.8	$0.3

The accumulated benefit obligation for pensions at December 31, 2003 was $68.7.

Weighted average assumptions as of December 31 follow:
Discount rate - ISG	n/a	6.00%	6.50%
Discount rate - Hibbing	6.25%	6.25%	n/a
Expected long-term return on plan assets - Hibbing	8.50%	8.50%	n/a
Average rate of compensation increase - Hibbing	4.11%	n/a	n/a
Projected health care cost trend rate in 2004	n/a	10.00%	10.00%
Ultimate trend rate - ISG	n/a	5.50%	5.50%
Ultimate trend rate - Hibbing	n/a	5.00%	n/a
Year ultimate trend rate is achieved - ISG	n/a	2013	2012
Year ultimate trend rate is achieved - Hibbing	n/a	2009	n/a

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

		Pension	Other Benefits
		2003	2003	2002
Net periodic post retirement benefit cost:
Service cost		$1.5	$2.8	$—
Interest cost		3.0	5.8	0.1
Expected return on plan assets		(2.8)	(0.7)	—
Amortization of unrecognized prior service cost / other		0.5	11.4	0.2

Total net periodic postretirement benefit cost		$2.2	$19.3	$0.3

The plan asset allocations and target allocations are:

	Pension Assets		Other Benefits
	2004		2004
	Target	2003	Target	2003
Asset category:
Equity securities	70.0%	74.5%	65.0%	67.1%
Debt securities	25.0	20.5	35.0	32.9
Real estate	5.0	5.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

The expected return on plan assets represents the weighted average expected returns for each asset category. Expected returns are based on historical performance adjusted for current trends.

A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost components	$1.1	$(0.9)
Effect on accumulated postretirement benefit obligation	18.1	(15.2)

As a result of the Bethlehem acquisition, ISG is required to provide lifetime medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) to Bethlehem’s retirees and their surviving spouses. Upon a retiree’s death, his or her surviving spouse and dependent children may elect coverage up to an additional 36 months. ISG charges the participants a premium to participate in this program, and individuals who leave the program may not re-enter. Persons with ongoing illnesses or a high expectation of using healthcare services are more likely to enroll in this program than others. COBRA regulations preclude the use of a factor to reflect this phenomenon in establishing premiums. Therefore, ISG is likely to incur healthcare costs in excess of the premium amounts received from the participants. Accordingly, we recorded an actuarial liability of $50.9 in connection with the Bethlehem acquisition. Differences between our future experience and the actuarially expected amounts will be amortized over the expected remaining lives of the participants.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

In connection with COBRA, the following amounts were recorded:

Liability recognized at acquisition	$50.9
Interest cost on the liability	2.0
Premiums received in excess of healthcare claims and expenses	1.5

Balance: December 31, 2003	$54.4

The amounts recorded in our balance sheet for pension, other postretirement benefits and COBRA are:

	2003	2002
Pensions	$24.9	$—
Other postretirement benefits	45.8	0.3
COBRA	54.4	—

Total	125.1	0.3
Current portion	(24.1)	(0.3)

Long-term pension and other retiree benefits	$101.0	$—

(10)	Commitments

As part of the acquisition of the assets of LTV, ISG assumed a five-year supply contract to provide hot rolled bands to United States Steel Corporation (U.S. Steel) at predetermined prices. At inception, the U.S. Steel supply contract was scheduled to provide a total of 2,250,000 net tons through March 2006. The contracted selling prices to U.S. Steel were below the current market prices. Accordingly, ISG recorded a liability that is being amortized to income as the products are shipped representing the net present value of the difference between the contract prices and current market prices. In November 2003, the contract was modified as part of an asset swap agreement with U.S. Steel that was accounted for as a nonmonetary transaction. The revised contract is in effect until March 1, 2006 and requires ISG to provide U.S. Steel with up to 840,000 net tons of hot rolled bands at prices below current market price. The recorded liability of $15.0 at December 31, 2003 is being amortized into income as the products are shipped.

We have entered into various supply agreements for services, natural gas transportation, industrial gases and certain raw materials that contain minimum annual requirements. Based upon prices in effect at December 31, 2003, the following table presents firm commitments relating to these agreements for the next five years and thereafter:

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

2004	$198.0
2005	239.4
2006	216.1
2007	207.5
2008	207.3
2009 and thereafter	825.3

$1,893.6

The Company leases certain manufacturing equipment, office space and computer equipment under non-cancelable leases that expire at various dates through 2018. Rental expenses on operating leases were $23.8 for the year ended December 31, 2003 and $0.2 for the period ended December 31, 2002. Future minimum operating lease payments under non-cancelable operating leases in effect at December 31, 2003 are as follows:

2004	$34.6
2005	33.4
2006	24.0
2007	21.1
2008	20.4
2009 and thereafter	83.1

$216.6

(11)	Related Parties

The Company has transactions in the normal course of business with various related parties. Approval by a majority of ISG’s disinterested directors is required to approve any transactions between ISG and a 5% or greater stockholder.

Wilbur L. Ross is a director of the Company and is a principal of WL Ross and Co., which manages two funds that beneficially own 32.9% of ISG’s common stock at December 31, 2003. During the year ended December 31, 2003 and period ended December 31, 2002, the Company incurred $5.9 and $6.2 for fees and out-of-pocket expenses associated with financial advisory services.

Cleveland-Cliffs Inc. is a beneficial owner of 5.7% of ISG’s common stock as of December 31, 2003 and the Chairman and Chief Executive Officer was a director of ISG from ISG’s inception until February 2004. The Company has a 15-year supply agreement with Cleveland-Cliffs to purchase all of its iron ore pellet requirements for use in certain of ISG’s blast furnaces at prices that are adjusted annually for changes in the producer price index and ISG’s average realized hot rolled band selling prices. The supply agreement can be extended beyond the initial term with the consent of both parties or can be terminated at the end of the initial term with a two-year advance termination notice. During the year ended December 31, 2003 and for the period ended December 31, 2002, the Company purchased iron ore pellets for $236.1 and $119.7, respectively, under this agreement. Under the Bethlehem acquisition, ISG assumed an agreement to sell iron ore pellets to Cleveland-Cliffs that resulted in sales of approximately $20.7 since the date of acquisition.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

Park Corporation, whose Chairman and Chief Executive Officer served as a director of ISG from June 2002 to May 5, 2003, beneficially owned 9.0% of ISG’s common stock as of December 31, 2003 through Georgia Financial LLC, its wholly–owned subsidiary. The Park Corporation provided $6.4 of supplies and services to ISG during 2003. Under the Bethlehem acquisition, ISG assumed an agreement that resulted in approximately $6.9 of ingot sales to Park Corporation since the date of acquisition. All transactions with Park Corporation were at market prices.

GE Capital is a stockholder of ISG. The Company has various capital lease arrangements financed through GE Capital and a $60.0 credit agreement for Columbus Coatings Company. Since the date of acquisition, the Company made lease payments of approximately $1.5 to GE Capital and principal payments of $2.1 under the credit agreement with Columbus Coatings Company.

At December 31, 2003, ISG had a $4.6 account receivable from Cleveland-Cliffs, a $1.3 account receivable from Park Corporation, a $4.0 account payable to Park Corporation and a $57.8 debt to GE Capital under a credit agreement with Columbus Coatings Company.

(12)	Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the year ended December 31, 2003 and the period from inception, February 22, 2002, through December 31, 2002.

	Quarter Ended
	3/29/2003	6/28/2003	9/27/2003	12/31/2003
Revenue	$461.7	$1,005.1	$1,184.9	$1,418.3

Cost of sales	$451.5	$982.4	$1,125.3	$1,277.7

Net (loss) income	$(2.3)	$(27.5)	$(18.6)	$24.9

Net (loss) income applicable to common stock	$(2.3)	$(27.5)	$(18.6)	$(48.7)

Income (loss) per share:
Basic	$(0.03)	$(0.41)	$(0.24)	$(0.57)

Diluted	$(0.03)	$(0.41)	$(0.24)	$(0.57)

	Quarter Ended
	6/29/2002	9/28/2002	12/31/2002
Revenue	$71.4	$363.7	$498.0

Cost of sales	$74.7	$287.8	$392.8

Net (loss) income	$(9.5)	$34.5	$43.1

Income (loss) per share:
Basic	$(0.15)	$0.53	$0.63

Diluted	$(0.15)	$0.51	$0.62

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(Dollars in millions, except per share data)

(13)	Subsequent Event (Unaudited)

     On February 19, 2004, we entered into and agreement to acquire most of the assets of the Weirton Steel Corporation for about $255 million, which includes assuming certain liabilities. Closing is subject to bankruptcy court approval, anti-trust matters and customary closing conditions. The process of obtaining bankruptcy court approval will include the solicitation by Weirton of competing offers for its assets, and there can be no assurance that this transaction will be consummated.

The Board of Directors and Stockholders
International Steel Group Inc.:

Under date of March 9, 2004, we reported on the consolidated balance sheets of International Steel Group Inc. and subsidiaries (Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 and the period from inception, February 22, 2002, through December 31, 2002, as contained in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Cleveland, Ohio
March 11, 2004

International Steel Group Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning	Costs and	Charges to			Balance at
Classification	of Period	Expenses	Other		Deductions	End of Period
	(Dollars in millions)
Allowances for receivables
December 31, 2002	$—	16.2	—		(8.9)	$7.3
December 31, 2003	$7.3	96.6	26.2	(a)	(93.5)	$36.6
Valuation allowance for net deferred tax asset
December 31, 2003	$—	5.3	1,278.9	(a)	(23.9)	$1,260.3

(a)	Balance established as a result of Bethlehem acquisition.