Form 10-Q
period 2004-03-31
INTERNATIONAL STEEL GROUP INC
filed 2004-05-13
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004	Commission file number 1-31926

International Steel Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0871875 (I.R.S. Employer Identification Number)

3250 Interstate Drive Richfield, Ohio (Address of Registrant’s Principal Executive Offices)	44286-9000 (Zip Code)

Registrant’s telephone number including area code: (330) 659-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value, $0.01	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding as of April 30, 2004: 97,828,989

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except per share data)

	Three months ended
	March 31, 2004,	March 29, 2003
Net sales	$1,770.3	$461.7
Costs and expenses:
Cost of sales	1,600.0	451.5
Marketing, administrative, and other expenses	55.0	4.4
Depreciation and amortization	28.8	7.8

Total costs and expenses	1,683.8	463.7

Income (loss) from operations	86.5	(2.0)

Interest and other financing expense, net	10.4	1.9

Income (loss) before income taxes	76.1	(3.9)
Provision (benefit) for income taxes (Note 4)	5.2	(1.6)

Net income (loss)	$70.9	$(2.3)

Income (loss) per common share:
Basic	$0.73	$(0.03)
Diluted	$0.68	$(0.03)

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in millions, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201.0	$193.6
Receivables, less allowances of $48.5 and $36.6	679.5	553.9
Inventories	788.3	866.8
Assets held for sale	73.9	68.6
Prepaid and other current assets	85.1	24.5

Total current assets	1,827.8	1,707.4

Property, plant and equipment, at cost	962.6	948.3
Less: accumulated depreciation and amortization	(115.2)	(86.4)

Property, plant and equipment, net	847.4	861.9

Investments in joint ventures	26.1	27.0
Other assets	52.5	38.7

Total assets	$2,753.8	$2,635.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$37.1	$46.8
Accounts payable	511.3	427.9
Accrued compensation and benefits	188.5	212.9
Other current liabilities	149.7	143.9

Total current liabilities	886.6	831.5

Long term liabilities:
Debt	355.5	362.8
Capital leases	214.8	212.7
Environmental liabilities	156.9	161.2
Pensions and other retiree benefits	107.2	101.0
Other obligations	16.6	16.6

Total liabilities	1,737.6	1,685.8

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, authorized 10,000,000 shares, none issued	—	—
Common Stock, $0.01 par value per share, authorized 350,000,000 shares, 97,828,989 and 97,470,609 issued and outstanding	1.0	1.0
Additional paid-in capital	973.3	972.2
Retained earnings (deficit)	41.9	(29.0)
Accumulated other comprehensive income	—	5.0

Total stockholders’ equity	1,016.2	949.2

Total liabilities and stockholders’ equity	$2,753.8	$2,635.0

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31, 2004	March 29, 2003
Cash flows from operating activities:
Net income (loss)	$70.9		$(2.3)
Adjustments for items not affecting cash from operating activities:
Depreciation and amortization	28.8		7.8
Other	1.9		(1.2)
Changes in working capital and other items:
Receivables	(130.6)		(38.1)
Inventories	78.5		19.1
Prepaids and other assets	(65.6)		6.0
Accounts payable	83.4		3.5
Income taxes	8.3		(31.7)
Accrued compensation and benefits	(18.7)		2.1
Other	(10.1)		(3.3)

Net cash provided by (used in) operating activities	46.8		(38.1)

Cash flows from investing activities:
Capital expenditures and investments	(27.5)		(23.9)
Proceeds from sales of assets	5.8		—

Net cash used in investing activities	(21.7)		(23.9)

Cash flows from financing activities:
Borrowings under revolving credit facility	—		480.7
Payments under revolving credit facility	—		(428.5)
Payments on long-term debt	(11.3)		—
Payments on capital leases	(7.5)		—
Issuance of common stock, net	1.1		—

Net cash (used in) provided by financing activities	(17.7)		52.2

Increase (decrease) in cash and cash equivalents	7.4		(9.8)
Cash and cash equivalents – beginning of period	193.6		9.8

Cash and cash equivalents – end of period	$201.0	$	—

Other information:
Interest paid	$9.1		$0.9
Income taxes (received) paid	(3.1)		19.9
Capital lease obligation incurred	3.9		—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Notes to March 31, 2004 and March 29, 2003 Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

(1) Basis of Presentation

These interim financial statements are unaudited and include only selected notes. They do not contain all information required under accounting principles generally accepted in the United States and should be read together with the audited financial statements in ISG’s Annual Report on Form 10-K for the year ended December 31, 2003 and all other reports filed with the Securities and Exchange Commission during the year 2004. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Acquisitions

In May 2003, ISG acquired substantially all the assets and assumed certain liabilities of Bethlehem Steel Corporation, which was in bankruptcy proceedings. The acquisition of the Bethlehem net assets was accounted for as a business combination and their results have been included in ISG’s consolidated financial results since May 1, 2003.

The following unaudited pro forma consolidated information for ISG includes the results of operations of the Bethlehem acquisition as if it had been consummated on January 1, 2003, including the effects of the new labor agreement as it pertains to the former Bethlehem facilities and the financings incurred to fund the Bethlehem acquisition. The following unaudited pro forma summarized consolidated information is based on historical information and does not necessarily reflect the actual results that would have occurred.

First Quarter 2003
Net sales	$1,369.4
Net income	$28.0
Income per share
Basic	$0.37
Diluted	$0.35

(3) Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance was determined using the first-in, first-out (FIFO) or average cost method.

Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all inventories and we reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we now plan to reallocate the supply of semi-finished materials to our finishing facilities among our steel producing facilities. Also, we are considering how to best reallocate the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities.

INTERNATIONAL STEEL GROUP INC.

Notes to March 31, 2004 and March 29, 2003 Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

Because of significant raw material cost increases in the first quarter 2004, we changed our interim accounting for LIFO effective January 1, 2004, from an allocation of the projected annual LIFO provision ratably over the year to a specific quarterly calculation based on year-to-date estimates. We believe that the specific quarterly calculation method is preferable because it more closely matches current costs with revenues in interim periods of rapidly rising costs.

The total LIFO provision for the first quarter 2004 was about $103. That provision was reduced by about $7 for liquidation of LIFO inventory quantities in the single pool. These accounting changes mentioned above increased this LIFO provision by about $50.

The components of inventories follow:

	March 31,	December 31,
	2004	2003
FIFO or average cost:
Raw materials	$314.1	$291.0
Finished and semi-finished goods	613.3	612.0

	927.4	903.0
LIFO reserve	(139.1)	(36.2)

Total	$788.3	$866.8

(4) Taxes

At December 31, 2003, we had recorded a full valuation allowance for our net deferred tax asset as discussed below. As a result, our provision for income taxes will typically reflect what we expect to pay for the year until we reduce the valuation allowance. Based on our first quarter pretax income and forecasted pretax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available for the year from the Bethlehem acquisition. Generally accepted accounting principles also require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 7%.

The acquisition of the Bethlehem assets was structured as a tax-free reorganization under Internal Revenue Code (IRC) Section 368(a)(1)(G). As a result, the historic tax attributes of Bethlehem are carried over to the ISG consolidated federal income tax return. These tax attributes are composed principally of NOL carryforwards, alternative minimum tax (AMT) credit carryforwards and temporary differences related to the tax basis of property, plant and equipment. The net deferred tax assets acquired related to these tax attributes were not recognized at the date of acquisition because there were a number of required actions related to, among other matters, Bethlehem’s plan of liquidation under federal bankruptcy law. During the fourth quarter of 2003, among other events, the Bankruptcy Court confirmed Bethlehem’s plan of liquidation, which subsequently became

INTERNATIONAL STEEL GROUP INC.

Notes to March 31, 2004 and March 29, 2003 Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

effective on December 31, 2003. Accordingly, in the fourth quarter of 2003, we determined that it was appropriate to recognize the acquired net deferred tax assets and any related valuation allowance.

SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during periods in which those temporary differences become deductible and before the expiration of the NOL carryforwards. Because of ISG’s two-year existence, limited financial performance and cumulative tax loss from inception, it was management’s judgment at December 31, 2003, that SFAS No. 109 required recording a full valuation allowance for the net deferred tax asset. That resulted in a $5.3 provision for deferred income taxes for the fourth quarter and year 2003 to provide a valuation allowance on the previously recorded net deferred tax asset. Generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 of intangible assets as a provision for deferred income taxes bringing the total provision for deferred taxes in the fourth quarter and year 2003 to $20.5.

(5) Income (loss) per Share

The following table presents calculations of income (loss) per share of common stock:

	First	First
	Quarter	Quarter
	2004	2003
Net income (loss) applicable to common stock — Basic	$70.9	$(2.3)

Add: Interest expense on convertible note	0.5	—

Net income (loss) applicable to common stock — Diluted	$71.4	$(2.3)

Weighted average number of shares of common stock outstanding – Basic	97.8	69.7
Incremental shares issuable upon assumed conversion of stock options	5.5	*
Incremental shares issuable upon assumed conversion of convertible note	1.0	—

Total shares – Diluted	104.3	69.7

Income (loss) per share:
Basic	$0.73	$(0.03)

Diluted	$0.68	$(0.03)

*	Antidilutive.

(6) Pension and Other Postretirement Benefit Plans

Under ISG’s labor agreement with the United Steelworkers of America (USWA), the Company has a defined benefit retiree medical and death benefit plan covering USWA employees who are eligible to retire under the current labor agreements. The Company does not intend to provide similar retiree medical benefits for

INTERNATIONAL STEEL GROUP INC.

Notes to March 31, 2004 and March 29, 2003 Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

employees who retire after the current labor agreement expires. ISG is not required to pre-fund any benefits and expects any benefits to be paid in 2004 to be minimal.

The net periodic postretirement benefit costs presented below do not reflect the effects of the recently passed legislation “Medicare Prescription Drug, Improvement and Modernization Act of 2003.” We have not completely assessed the impact of this Act to determine if the currently existing plan will be modified and what financial impact, if any, it may have on our future expenses and obligations.

In the Bethlehem acquisition, ISG acquired a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture that is pro rata consolidated in ISG’s consolidated financial statements. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plan within statutory guidelines. Hibbing also provides retiree medical and death benefits to most full-time employees with 30 years of service or employees who are 60 years of age with 15 years of service. The Hibbing plan is the only defined benefit pension plan in these consolidated financial statements.

ISG’s consolidated components for net periodic pension and other postemployment benefits cost for the first quarter 2004 and 2003 follows:

	Pension	Other Benefits
	2004	2004	2003
Service cost	$0.6	$1.0	$0.3
Interest cost	1.2	2.1	0.5
Expected return on plan assets	(1.2)	(0.2)	—
Amortizations:
Unrecognized prior service costs	—	3.4	1.3
Net actuarial losses	0.4	—	—
Amortization of net (asset) obligations	(0.1)	—	—

Total cost	$0.9	$6.3	$2.1

(7) Contingencies

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

INTERNATIONAL STEEL GROUP INC.

Notes to March 31, 2004 and March 29, 2003 Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

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

Environmental liabilities related to the acquisition of the net assets from Bethlehem, Acme and LTV were recorded at their fair value based on their net present value determined using an 8% discount rate.

The table below represents changes in the amounts recorded for environmental liabilities:

	First Quarter		Year
	2004	2003	2003
Balance – beginning of period	$208.4	$56.4	$56.4
Liabilities recognized at acquisition *	(6.9)	—	159.0
Accretion and changes in estimates and timing of spending	3.9	0.7	1.0
Spending for remediation	(2.8)	(0.8)	(8.0)

Total	202.6	56.3	208.4
Amount included in other current liabilities – end of period	(45.7)	(11.0)	(47.2)

Long term balance – end of period	$156.9	$45.3	$161.2

*	Revisions to amounts recorded for the Bethlehem acquisition as a result of additional information and analysis obtained during the period.

The 2004 current portion includes $13.5 related to assets held for sale.

(8) Subsequent Events

     Senior Note Issuance

On April 14, 2004, ISG issued $600 aggregate principal amount of 6.5% Senior Notes due 2014 that were sold at 99.096% of par resulting in an effective yield to maturity of 6.625%. Certain proceeds were used to repay outstanding debt totaling $323.1. The remaining funds will be used to paydown other debt, for strategic investments and for general corporate purposes.

     Weirton Acquisition

On April 22, 2004, ISG’s bid to acquire the assets of Weirton Steel Corporation was approved by the U.S. Bankruptcy Court. The acquisition was previously approved by both companies’ boards of directors. The transaction is expected to close in the second quarter of 2004. The acquisition price is approximately $255 (of which we expect the cash portion to be approximately $160, subject to adjustment based on working capital), including ISG’s assumption of certain liabilities.

     Georgetown Acquisition

On May 4, 2004, ISG signed a definitive agreement to acquire the assets of the Georgetown Steel Company for approximately $16 in cash and approximately $4 in certain assumed liabilities, subject to customary closing adjustments and approval by the bankruptcy court.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     ISG and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of such statements and ISG will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding ISG’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

•	trends affecting ISG’s financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy;

•	financing plans and forecasts; and

•	the integration of the Bethlehem, Weirton and Georgetown assets into our business.

     Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect ISG’s actual results and performance include, without limitation:

•	negative overall economic conditions or conditions in the markets served;

•	competition within the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	changes in foreign currencies affecting the strength of the U.S. dollar;

•	actions by domestic and foreign competitors;

•	the inability to achieve our anticipated growth objectives;

•	changes in availability or cost of raw materials, energy or other supplies;

•	labor issues affecting ISG’s workforce or the steel industry generally; and

•	the inability to implement our operating culture and philosophy at the acquired facilities.

Consolidated Results of Operations for the Three Months Ended March 31, 2004 and March 29, 2003

     The discussion below relates to the results of ISG for the first quarter 2004 and first quarter 2003. The acquisition of the Bethlehem Steel Corporation assets in May 2003 more than doubled our shipping capacity, substantially broadened our product mix with the addition of plate, tin and rail products, and improved our product mix by increasing the percentage of higher value-added cold rolled and coated products. Accordingly, our financial results for the first quarter 2004 are not comparable to our results for the first quarter 2003.

     For the first quarter 2004, we reported net income of $70.9 million on net sales of $1,770.3 million and shipments of 3,862 thousand net tons compared to a net loss of $2.3 million on net sales of $461.7 million and shipments of 1,327 thousand net tons in the first quarter 2003. Our average net sales per ton shipped was $458 for the first quarter 2004 compared to $348 in the first quarter 2003. Prices were higher as a result of strong demand and the industry’s implementation of price increases including surcharges to recover increased raw material costs. Our product mix continues to improve as value added cold rolled and coated shipments increased to 42% of total shipments in the first quarter 2004 from 39% in the first quarter of 2003.

     The table below shows shipments by product and certain other data for the periods shown. (Pro forma first quarter 2003 reflects the acquisition of the Bethlehem assets as if it had occurred on January 1, 2003).

		Pro forma
	First	First	First
	Quarter	Quarter	Quarter
	2004	2003	2003
Hot Rolled	42%	41%	61%
Cold Rolled	20	21	26
Coated	22	21	13
Plate	10	9	—
Tin Plate	3	4	—
Rail and other	3	4	—

	100%	100%	100%

Net sales (dollars in millions)	$1,770.3	$1,369.4	$461.7
Average net sales per ton shipped	$458	$418	$348
Shipments (tons in thousands)	3,862	3,275	1,327
Raw steel production (tons in thousands)	4,056	3,552	1,352

     Cost of sales for the first quarter 2004 was about 90% of sales compared to 98% for the first quarter 2003 reflecting the benefits of higher shipment levels, an improved product mix and higher average selling prices. Inventory cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance was determined using the first-in, first-out (FIFO) or average cost method. Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all inventories, and we reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we now plan to reallocate the supply of semi-finished materials to our finishing facilities among our steel producing facilities. Also, we are considering how to best reallocate the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities. Because of significant raw material cost increases in the first quarter 2004, we changed our interim accounting for LIFO effective January 1, 2004, from an allocation of the projected annual LIFO provision ratably over the year to a specific quarterly calculation based on year-to-date estimates. We believe that the specific quarterly calculation method is preferable because it more closely matches current costs with revenues in interim periods of rapidly rising costs. The total LIFO provision for the first quarter 2004 was about $103 million. That provision was reduced by $7 million for liquidation of LIFO inventory quantities in the single pool. These accounting changes mentioned above increased this LIFO provision by about $50 million.

     The first quarter 2004 financing expense increased from the first quarter 2003 because of the increased borrowings related to the Bethlehem acquisition in May 2003.

     At December 31, 2003, we had recorded a full valuation allowance for our net deferred tax asset as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. As a result, our provision for income taxes will typically reflect what we expect to pay for the year until we reduce the valuation allowance. Based on our first quarter pretax income and forecasted pretax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available from the Bethlehem acquisition. Generally accepted accounting principles also require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 7% compared to a normally expected rate of about 40% for federal and state income taxes.

     Liquidity and Cash Flow

     We define liquidity as our cash position and remaining availability under our revolving credit facility. At March 31, 2004, we had liquidity of $405.2 million consisting of cash of $201.0 million and available borrowing capacity of $204.2 million under our $350.0 million revolving credit facility. As of December 31, 2003, we had liquidity of $432.7 million.

     Cash provided by operating activities for the first quarter 2004 was $46.8 million. Receivables were higher as a result of higher sales in the current period. Inventory quantities declined during the first quarter of 2004 and the higher unit costs were included in cost of sales as a result of adopting the LIFO method for substantially all inventories. We also made advances to secure certain coke in the international market, increasing our prepaid and other current assets during the quarter. Higher prices for raw materials also resulted in higher accounts payable at the end of the quarter. During the quarter, we made certain required contributions to the United Steelworkers of America (USWA) pension plan and continued to make payments under our transition assistance program with the USWA.

     We made capital expenditures and other investments of $27.5 million in the first quarter 2004. We anticipate making capital expenditures in 2004 of about $300 million of which about $100 million is for strategic purposes excluding any potential acquisitions. Proceeds from asset sales were $5.8 million in the first quarter 2004. We expect proceeds of about $50 million in the remainder of 2004 from sales of surplus assets.

     Subsequent Events

     In April 2004, we issued $600 million aggregate principal amount of 6.5% Senior Notes due 2014 that were sold at 99.096% of par resulting in an effective yield to maturity of 6.625%. Certain proceeds were used to repay outstanding debt totaling $323.1 million. The remaining funds will be used to paydown other debt, for strategic investments and for general corporate purposes.

     We are currently in discussions with our lenders to replace our current credit facilities with a new arrangement that provides more liquidity and fewer covenants. We expect to complete these discussions by the third quarter of this year.

     On April 22, 2004, ISG’s bid to acquire the assets of Weirton Steel Corporation was approved by the U.S. Bankruptcy Court. The acquisition was previously approved by both companies’ boards of directors. Following the completion of the Weirton acquisition, which is expected to close in the second quarter of 2004, ISG believes it will be the largest integrated steel producer in North America. The acquisition price is approximately $255 million, (of which we expect the cash portion to be approximately $160 million, subject to adjustment based on working capital) including ISG’s assumption of certain liabilities. ISG has the ability to finance the cash portion of the acquisition from existing cash and credit arrangements.

     On May 4, 2004, ISG signed a definitive agreement to acquire the assets of the Georgetown Steel Company for approximately $16 million in cash and approximately $4 million in certain assumed liabilities, subject to customary closing adjustments and approval by the bankruptcy court.

     Outlook for the Second Quarter

     Production is expected to increase in the second quarter of 2004, however, shipments are expected to remain relatively unchanged due to a significant reduction in inventories that occurred in the first quarter 2004. Realized selling prices are expected to increase by approximately $50 per ton over the first quarter of 2004. The Company also believes there will be adequate availability of coke supplies. Although the full impact of the current spot coke prices are expected to increase ISG’s production costs in the second quarter of 2004, the Company expects that the positive trends on realized selling prices due to our previously announced price increases should more than offset the expected production cost increase. Therefore, the outlook remains positive, with income from operations expected to rise significantly in the second quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to certain risks associated with the fluctuation in interest rates and prices in consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At March 31, 2004, we held cash flow hedges with respect to natural gas with the effective portion of such instruments reflected in accumulated other comprehensive income. We conduct the majority of our business in the United States and all of our revenues and expenses are transacted in U.S. dollars. As a result, our operations are not materially affected by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows, only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

     Energy costs expose us to cost volatility particularly on natural gas requirements. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. At any point in time, we may utilize some or all of these hedging instruments in our portfolio. We are also exposed to interest rate risk arising from the variable rate financing on our revolving credit facility. A hypothetical increase or decrease in interest rates of 1% on our credit facilities would have changed interest expense by $0.2 million in the first quarter 2004.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and its consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ISG management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     While our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, the rapid growth we have experienced in the little over two years since we were established in February 2002 has placed a significant strain on our internal control over financial reporting. In March 2004, as required by procedures established by the SEC, management informed our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that weaknesses in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in internal control over financial reporting under definitions established by the SEC.

     We implemented changes to improve our internal controls over financial reporting during the first quarter 2004. These changes include, among other matters, appointing a new Vice President, Controller and Chief Accounting Officer and having our plant controllers report directly to that officer; reviewing the adequacy of our information technology system with an intent to either enhance or replace the system; and improving instructions to our accounting staff and the documentation of accounting policies and procedures in order to improve consistency of accounting matters. Management intends to continue to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

     Except as noted above, there were no other changes in our internal controls over financial reporting that occurred during the first quarter 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.5	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc.

4.6	Indenture, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., and The Bank of New York, as trustee, including the Form of International Steel Group Inc.’s 6.50% Senior Notes due 2014.

10.1	Third Amendment to Credit and Guaranty Agreement, dated as of March 21, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent.

10.2	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent.

10.3	Amended and Restated Asset Purchase Agreement, dated as of February 25, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.4	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of March 8, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.5	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.6	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.7	Employment Agreement, by and between Rodney B. Mott and International Steel Group, dated as of February 25, 2004.

10.8	Employment Agreement, by and between Jerome V. Nelson and International Steel Group, dated as of February 26, 2004.

10.9	Employment Agreement, by and between V. John Goodwin and International Steel Group, dated as of March 31, 2004.

10.10	Employment Agreement, by and between Leonard M. Anthony and International Steel Group, dated as of March 31, 2004.

18.1	Letter from the independent auditors, KPMG, regarding the preferability of the change in accounting principle from the First-in, First out (FIFO) method of accounting for inventories to the Last-in, First out (LIFO) method.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

1.	On February 23, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the execution of a Purchase Agreement for International Steel Group Inc. to acquire substantially all of the assets of Weirton Steel Corporation.

2.	On February 26, 2004 the Company furnished a Current Report on Form 8-K under Item 12 disclosing certain financial results of International Steel Group Inc. for the quarter and year ended December 31, 2003.

3.	On April 2, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing International Steel Group Inc.’s intention to offer $600 million of its Senior Notes due 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933.

4.	On April 2, 2004 the Company furnished a Current Report on Form 8-K under Item 9 disclosing certain information regarding the Company, including portions of the disclosure document used in connection with the transaction exempt from the registration requirements of the Securities Act of 1933.

5.	On April 13, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the pricing of $600 million of its Senior Notes due 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933.

6.	On April 29, 2004 the Company furnished a Current Report of Form 8-K under Item 12 disclosing certain financial results of International Steel Group Inc. for the quarter ended March 31, 2004.

7.	On May 6, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the execution of a Purchase Agreement for International Steel Group Inc. to acquire substantially all of the assets of Georgetown Steel Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

Date: May 13, 2004	/s/ LONNIE A. ARNETT
Lonnie A. Arnett
Vice President, Controller and
Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description of Document
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No.333-107524), as amended).

4.5	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc.

4.6	Indenture, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., and The Bank of New York, as trustee, including the Form of International Steel Group Inc.’s 6.50% Senior Notes due 2014.

10.1	Third Amendment to Credit and Guaranty Agreement, dated as of March 21, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent.

10.2	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent.

10.3	Amended and Restated Asset Purchase Agreement, dated as of February 25, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.4	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of March 8, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.5	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.6	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

10.7	Employment Agreement, by and between Rodney B. Mott and International Steel Group, dated as of February 25, 2004.

Exhibit
Number	Description of Document
10.8	Employment Agreement, by and between Jerome V. Nelson and International Steel Group, dated as of February 26, 2004.

10.9	Employment Agreement, by and between V. John Goodwin and International Steel Group, dated as of March 31, 2004.

10.10	Employment Agreement, by and between Leonard M. Anthony and International Steel Group, dated as of March 31, 2004.

18.1	Letter from the independent auditors, KPMG, regarding the preferability of the change in accounting principle from the First-in, First out (FIFO) method of accounting for inventories to the Last-in, First out (LIFO) method.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.