Form 10-Q
period 2004-06-30
INTERNATIONAL STEEL GROUP INC
filed 2004-07-30
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission file number 1-31926

INTERNATIONAL STEEL GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0871875
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4020 Kinross Lakes Parkway, Richfield, Ohio	44286-9000
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(330) 659-9100
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes    ☑    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☑

Number of shares of Common Stock, par value $0.01 per share, outstanding as of June 30, 2004: 98,017,229

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions, except per share data)

	Second quarter		First half
	2004	2003	2004	2003
Net sales	$2,083.8	$1,005.1	$3,854.1	$1,466.8
Costs and expenses:
Cost of sales	1,860.7	982.4	3,460.7	1,433.9
Marketing, administrative, and other expenses	61.1	39.4	116.1	43.8
Depreciation and amortization	32.5	15.9	61.3	23.7

Total costs and expenses	1,954.3	1,037.7	3,638.1	1,501.4

Income (loss) from operations	129.5	(32.6)	216.0	(34.6)
Interest and other financing expense, net	24.5	13.1	34.9	15.0

Income (loss) before income taxes	105.0	(45.7)	181.1	(49.6)
Provision (benefit) for income taxes (Note 4)	10.9	(18.2)	16.1	(19.8)

Net income (loss)	$94.1	$(27.5)	$165.0	$(29.8)

Income (loss) per common share:
Basic	$0.96	$(0.37)	$1.69	$(0.41)
Diluted	$0.92	$(0.37)	$1.62	$(0.41)

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Dollars in millions, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$362.2	$193.6
Receivables, less allowances of $51.9 and $36.6	786.2	553.9
Inventories	987.5	866.8
Assets held for sale	58.1	68.6
Prepaid and other current assets	89.0	24.5

Total current assets	2,283.0	1,707.4

Property, plant and equipment, at cost	1,117.0	948.3
Less: accumulated depreciation and amortization	(147.4)	(86.4)

Property, plant and equipment, net	969.6	861.9

Investments in joint ventures	34.7	27.0
Other assets	78.3	38.7

Total assets	$3,365.6	$2,635.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital leases	$58.2	$46.8
Accounts payable	612.1	427.9
Accrued compensation and benefits	244.9	212.9
Other current liabilities	210.8	143.9

Total current liabilities	1,126.0	831.5

Long term liabilities:
Debt	637.6	362.8
Capital leases	180.1	212.7
Accrued environmental	181.0	161.2
Pensions and other retiree benefits	119.4	101.0
Other obligations	13.7	16.6

Total liabilities	2,257.8	1,685.8

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, authorized 10,000,000 shares, none issued	—	—
Common Stock, $0.01 par value per share, authorized 350,000,000 shares, 98,017,229 and 97,470,609 issued and outstanding	1.0	1.0
Additional paid-in capital	973.9	972.2
Retained earnings (deficit)	136.0	(29.0)
Accumulated other comprehensive (loss) income	(3.1)	5.0

Total stockholders’ equity	1,107.8	949.2

Total liabilities and stockholders’ equity	$3,365.6	$2,635.0

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	First half
	2004	2003
Cash flows from operating activities:
Net income (loss)	$165.0	$(29.8)
Adjustments for items not affecting cash from operating activities:
Depreciation and amortization	61.3	23.7
Deferred income taxes	(18.8)	—
Other	14.6	(1.1)
Changes in working capital and other items:
Receivables	(147.0)	35.4
Inventories	(35.9)	119.3
Prepaids and other current assets	(62.1)	(0.6)
Accounts payable	150.9	(40.9)
Income taxes	76.4	(49.0)
Accrued compensation and benefits	(1.6)	50.2
Other	7.1	72.6

Net cash provided by operating activities	209.9	179.8

Cash flows from investing activities:
Capital expenditures and investments	(86.0)	(33.3)
Acquisitions, net of cash received (Note 2)	(187.0)	(742.2)
Proceeds from sales of assets	12.1	13.6

Net cash used in investing activities	(260.9)	(761.9)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	864.6
Payments under revolving credit facility	—	(925.3)
Proceeds from debt	594.6	650.0
Payments on debt	(347.8)	(18.8)
Payments on capital leases	(17.8)	(10.3)
Issuance of common stock, net	1.8	156.7
Deferred financing fees	(11.2)	(18.1)

Net cash provided by financing activities	219.6	698.8

Increase in cash and cash equivalents	168.6	116.7
Cash and cash equivalents – beginning of period	193.6	9.8

– end of period	$362.2	$126.5

Other information:
Interest paid	$14.7	$4.8
Interest capitalized	0.2	0.1
Income taxes (received) paid, net	(39.6)	29.3
Capital lease obligation incurred	3.9	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

(1) Basis of Presentation

These interim financial statements are unaudited and include only selected notes. They do not contain all information required under accounting principles generally accepted in the United States and should be read together with the audited financial statements in ISG’s Annual Report on Form 10-K for the year ended December 31, 2003 and all other reports filed with the Securities and Exchange Commission during the year 2004. These interim financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Acquisitions

ISG acquired substantially all of the assets and assumed certain liabilities of Georgetown Steel Company in June 2004, Weirton Steel Corporation in May 2004, and Bethlehem Steel Corporation in May 2003. All three businesses were in bankruptcy proceedings at the purchase date. The results of their operations have been included in ISG’s consolidated financial statements since the dates of acquisition.

The amounts recorded for the net assets acquired follow:

	Georgetown	Weirton	Bethlehem
Acquired Assets:
Receivables, net		$124.8	$379.2
Inventories		84.8	730.3
Prepaid and other current assets		—	5.1
Assets held for sale		—	91.2
Intangible assets		—	26.4
Property, plant & equipment and non-current assets	$19.6	85.0	608.9

	19.6	294.6	1,841.1

Acquired Liabilities:
Current portion of debt and capital leases	—	—	32.7
Accounts payable	.7	32.8	251.3
Other current liabilities	.3	56.4	125.9
Debt and capital leases (less current portion)	—	17.1	358.9
Environmental and other long-term liabilities	.2	19.7	234.6

	1.2	126.0	1,003.4
Value of stock issued	—	—	(15.0)

Net assets recorded	18.4	168.6	822.7
Cash paid in future periods, net	—	—	(80.5)

Cash paid, net of cash acquired	$18.4	$168.6	$742.2

The amounts assigned to the Weirton and Georgetown assets and liabilities are preliminary and could change as more information as to values is obtained.

The following unaudited pro forma consolidated information includes the results of operations of the Bethlehem and Weirton acquisitions as if they had been consummated on January 1, 2003, including the effects of the new labor agreement as it pertains to the former Bethlehem facilities and the financings incurred to fund the Bethlehem acquisition. Because Georgetown was winding down operations during 2003, ceased operations in October 2003 and is not expected to resume full operations until the fourth quarter 2004, the following pro forma information does not include any amounts related to the Georgetown operations. The following is based on historical information and does not necessarily reflect the actual results that would have occurred.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

	Second Quarter		First Half
	2004	2003	2004	2003
Net sales	$2,243.9	$1,579.3	$4,310.8	$3,208.5
Net income	$119.4	$28.4	$198.2	$54.4
Income per share
Basic	$1.22	$0.37	$2.03	$0.71
Diluted	$1.17	$0.35	$1.94	$0.68

(3) Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance, principally the inventories at the former Bethlehem facilities, was determined using the first-in, first-out (FIFO) or average cost method.

Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all inventories and we reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we are reallocating the supply of semi-finished materials to our finishing facilities among our steel producing facilities and are reallocating the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities.

Because of significant raw material cost increases in the first quarter 2004, we changed our interim accounting for LIFO effective January 1, 2004, from an allocation of the projected annual LIFO provision ratably over the year to an estimated year-to-date calculation. We believe that the year-to-date calculation method is preferable because it more closely matches current costs with revenues in interim periods of rapidly rising costs.

We are accounting for inventories at Weirton, which were $118.4 at June 30, 2004, under the FIFO or average cost method during 2004 and expect to include these inventories in the single LIFO pool beginning January 1, 2005. This is consistent with the accounting for inventories in the Bethlehem acquisition during 2003 and 2004.

The total LIFO provision for the second quarter and first half 2004 was about $183 and $286. Because of the volatility of raw material costs expected for the remainder of 2004, it is not possible to estimate the effect of the accounting changes mentioned above on interim 2004 results.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

The components of inventories follow:

	June 30,	December 31,
	2004	2003
FIFO or average cost:
Raw materials	$517.3	$291.0
Finished and semi-finished goods	792.7	612.0

	1,310.0	903.0
LIFO reserve	(322.5)	(36.2)

Total	$987.5	$866.8

(4) Income Taxes

At December 31, 2003, we recorded a full valuation allowance for our net deferred tax asset as discussed below. As a result, our provision for income taxes will typically reflect the amounts we expect to pay or recover for the year until we reduce the valuation allowance. Based on our first half pretax income and forecasted pretax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available for the year from the Bethlehem acquisition. In addition, generally accepted accounting principles require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 8.9%. The expected 2004 pretax income from Weirton caused the effective tax rate for 2004 to increase to our current estimate of 8.9% from the 6.9% used in the first quarter 2004. As a result, the effective tax rate for the second quarter 2004 is 10.4% in order to bring the first half 2004 effective tax rate to the 8.9% full year rate.

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

SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during periods in which those temporary differences become deductible and before the expiration of the NOL carryforwards. Because of ISG’s two-year existence, limited financial performance and cumulative tax loss from inception, it was management’s judgment at December 31, 2003, that SFAS No. 109 required recording a full valuation allowance for the net deferred tax asset. That resulted in a $5.3 provision for deferred income taxes for the fourth quarter and year 2003 to provide a full valuation allowance on the previously recorded net deferred tax asset. Generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 of intangible assets as a provision for deferred income taxes bringing the total provision for deferred taxes in the fourth quarter and year 2003 to $20.5.

(5) Income (Loss) per Share

The following table presents calculations of income (loss) per share of common stock:

	Second Quarter		First Half
	2004	2003	2004	2003
Net income (loss) applicable to common stock – Basic	$94.1	$(27.5)	$165.0	$(29.8)
Add: Interest expense on convertible note-net of tax	0.3	*	0.6	*

Net income (loss) applicable to common stock – Diluted	$94.4	$(27.5)	$165.6	$(29.8)

Weighted average number of shares of common stock outstanding – Basic	97.9	74.1	97.9	71.9
Incremental shares issuable upon assumed conversion of stock options	3.3	*	3.4	*
Incremental shares issuable upon assumed conversion of convertible note	1.1	*	1.1	*

Total shares – Diluted	102.3	74.1	102.4	71.9

Income (loss) per share:
Basic	$0.96	$(0.37)	$1.69	$(0.41)

Diluted	$0.92	$(0.37)	$1.62	$(0.41)

     * Antidilutive.

(6) Pension and Other Postretirement Benefit Plans

Under certain of ISG’s labor agreements with the United Steelworkers of America (USWA), ISG has a defined benefit retiree medical and death benefit plan (Plan), covering USWA employees who are eligible to retire under the current labor agreements. ISG does not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires in 2008. ISG is not required to pre-fund any benefits and expects any benefits to be paid in 2004 to be minimal.

The net periodic postretirement benefit costs presented below do not reflect the effects of the recently passed legislation “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Act). Detailed regulations necessary to implement the Act have not been issued. Accordingly, we have not been able to determine if the Plan meets the actuarial equivalent requirement of the Act or if we will modify the Plan.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

However, because the Plan requires that the Plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs.

In the Bethlehem acquisition, ISG acquired a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture that is consolidated on a pro rata basis in ISG’s consolidated financial statements because ISG does not have voting control of Hibbing. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plan within statutory guidelines and our share of expected 2004 funding is $3.2. Hibbing also provides retiree medical and death benefits to most full-time employees with 30 years of service or employees who are 60 years of age with 15 years of service. The Hibbing plan is the only defined benefit pension plan in these consolidated financial statements.

ISG’s consolidated components for net periodic pension and other postemployment benefits costs for the second quarter and first half 2004 and 2003 follow:

	Second Quarter				First Half
	Pension		Other Benefits		Pension		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$0.7	$0.4	$0.9	$0.4	$1.3	$0.4	$1.9	$0.7
Interest cost	1.2	0.8	2.0	0.9	2.4	0.8	4.1	1.4
Expected return on plan assets	(1.3)	(0.7)	(0.3)	—	(2.5)	(0.7)	(0.5)	—
Amortizations:
Unrecognized prior service costs	—	—	3.9	2.5	—	—	7.3	3.8
Net actuarial losses	(0.4)	0.1	—	—	—	0.1	—	—
Amortization of net (asset) obligations	0.1	—	—	—	—	—	—	—

Total cost	$0.3	$0.6	$6.5	$3.8	$1.2	$0.6	$12.8	$5.9

(7) Contingencies

ISG is subject to various legal actions and contingencies in the normal course of conducting business. ISG accrues liabilities for such matters when a loss is likely and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular quarter or year, we believe that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on our competitive position or financial position.

ISG is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, ISG is required to investigate and remediate any currently unknown contamination and wastes at plant sites, ISG could be required to record additional liabilities.

Environmental liabilities acquired in business combinations are recorded at their fair value based on their net present value determined using a market discount rate.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements
(Unaudited)

(Dollars and shares in millions, except per share data)

The table below represents changes in the amounts recorded for environmental liabilities:

	First Half	Year Ended
	2004	2003
Balance – beginning of period	$208.4	$56.4
Liabilities recognized at acquisition *	11.9	159.0
Accretion and changes in estimates and timing of spending	7.4	1.0
Liabilities related to properties sold	(7.9)	—
Spending for remediation	(5.0)	(8.0)

Total	214.8	208.4
Amount included in other current liabilities – end of period	(33.8)	(47.2)

Long term balance – end of period	$181.0	$161.2

*	Includes revisions to amounts recorded for the Bethlehem acquisition as a result of additional information and analysis obtained during the period.

(8) Subsequent Event

On July 23, 2004, we acquired a hot briquetted iron facility in Port of Spain, Trinidad and Tobago for about $18 cash, including payment at closing of certain assumed liabilities. The facility was not operating and we expect the facility to begin production in the fourth quarter 2004.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     ISG and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of such statements and ISG will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding ISG’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

•	trends affecting ISG’s financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy;

•	financing plans and forecasts; and

•	the integration of the Weirton and Georgetown assets into our business.

     Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect ISG’s actual results and performance include, without limitation:

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

Consolidated Results of Operations for the Second Quarter and First Half 2004 and 2003

     The discussion below relates to the results of ISG for the second quarter and first half 2004 and 2003. In May 2003, we acquired substantially all the assets of the Bethlehem Steel Corporation. The Bethlehem acquisition more than doubled our shipping capacity, substantially broadened our product mix with the addition of plate, tin and rail products, and improved our product mix by increasing the percentage of higher value-added cold rolled and coated products. In May 2004, we acquired substantially all the assets of the Weirton Steel Corporation. The Weirton acquisition is expected to increase our 2004 shipments on an annualized basis by about 15%. Accordingly, our financial results for the second quarter and first half 2004 are not comparable to our results for the similar periods in 2003.

     The table below shows shipments by product and certain other data for the periods shown. Pro forma information reflects the acquisitions of the Bethlehem and Weirton assets as if they had occurred on January 1, 2003.

	Actual				Pro forma
	Second Quarter		First half		Second Quarter		First half
	2004	2003	2004	2003	2004	2003	2004	2003
Hot Rolled	41%	49%	41%	53%	43%	43%	43%	41%
Cold Rolled	19	17	20	20	18	16	18	18
Coated	22	19	22	17	21	21	21	21
Plate	10	8	10	5	9	8	9	8
Tin Plate	5	3	4	2	6	8	6	9
Rail and other	3	4	3	3	3	4	3	3

	100%	100%	100%	100%	100%	100%	100%	100%

Net sales (dollars in millions)	$2,083.8	$1,005.1	$3,854.1	$1,466.8	$2,243.9	$1,579.3	$4,310.8	$3,208.5
Average net sales per ton shipped	$546	$378	$502	$368	$551	$404	$505	$414
Shipments (tons in thousands)	3,814	2,662	7,676	3,989	4,071	3,913	8,529	7,741
Raw steel production (tons in thousands)	4,333	2,590	8,381	3,942	4,557	3,968	9,091	8,163
Net income (loss) (dollars in millions)	$94.1	$(27.5)	$165.0	$(29.8)	$119.4	$28.4	$198.2	$54.4
Diluted income (loss) per common share	$0.92	$(0.37)	$1.62	$(0.41)	$1.17	$0.35	$1.94	$0.68

     For the second quarter 2004, we reported net income of $94.1 million on net sales of $2,083.8 million and shipments of 3,814,000 net tons, compared to a net loss of $27.5 million on net sales of $1,005.1 million and shipments of 2,662,000 net tons in the second quarter 2003. The Bethlehem and Weirton acquisitions contributed about 87% of the increased shipments in the second quarter 2004 over the comparable period in 2003. Our average net sales per ton shipped was $546 for the second quarter 2004 compared to $378 in the second quarter 2003. Realized prices were significantly higher as a result of strong demand for steel products globally allowing the domestic industry to implement price increases, including surcharges, to offset higher raw material costs. Our product mix improved as value added cold rolled and coated shipments increased to 41% of total shipments in the second quarter 2004 from 36% in the second quarter 2003.

     For the first half 2004, we reported net income of $165.0 million on net sales of $3,854.1 million and shipments of 7,676,000 net tons, compared to a net loss of $29.8 million on net sales of $1,466.8 million and shipments of 3,989,000 net tons in the first half 2003. The Bethlehem and Weirton acquisitions contributed about 84% of the increased shipments in the first half 2004 from the first half 2003. Our average net sales per ton shipped was $502 for the first half 2004 compared to $368 in the first half 2003. Prices were higher as a result of strong demand and the industry’s implementation of price increases, including surcharges, to offset increased raw material costs. Our product mix improved as value added cold rolled and coated shipments increased to 42% in the first half 2004 from 37% in the first half 2003.

     Cost of sales for the second quarter and first half 2004 were about 89% and 90% of sales compared to 98% in both the second quarter and first half 2003 reflecting the benefits of higher average selling prices, higher operating rates and an improved product mix. During 2004, the cost of raw materials such as coke, scrap and iron ore have increased significantly. Employment costs were also higher as a 3% wage increase for our employees represented by the USWA was effective as of the beginning of the second quarter 2004 and variable compensation including profit sharing and contributions to the USWA VEBA welfare benefit trust was higher in the second quarter and first half 2004.

     Inventory cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance, principally the inventories at the former Bethlehem facilities, was determined using the first-in, first-out (FIFO) or average cost method. Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all inventories and reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we are reallocating the supply of semi-finished materials to our finishing facilities among our steel producing facilities and are reallocating the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities.

     Because of significant raw material cost increases in the first quarter 2004, we changed our interim accounting for LIFO effective January 1, 2004, from an allocation of the projected annual LIFO provision ratably over the year to an estimated year-to-date calculation. We believe that the year-to-date calculation method is preferable because it more closely matches current costs with revenues in interim periods of rapidly rising costs. Consistent with the accounting for inventories in the Bethlehem business combination during 2003, the inventories at Weirton, which were $118.4 million at June 30, 2004, are being accounted for under the FIFO or average cost method during 2004. We expect to include the Weirton inventories in the single LIFO pool beginning January 1, 2005.

     The total LIFO provision for the second quarter and first half 2004 was about $183 million and $286 million driven principally by the significant increases in the cost of coke purchased in the international markets, scrap and iron ore. Because of the volatility of raw material costs expected for the remainder of 2004, it is not possible to estimate the effect of the accounting changes mentioned above on interim 2004 results.

     The second quarter and first half 2004 net financing expense increased from the comparable periods in 2003 because of higher average debt outstanding in 2004, including the $600 million 6.5% Senior Notes due 2014 issued in April 2004. During the second quarter 2004, we wrote off $10.6 million of deferred financing fees related to debt repaid with proceeds from the new Senior Notes. In the second quarter 2003, we wrote off $3.7 million of deferred debt fees relating to debt prepaid from the proceeds of a new credit facility obtained in May 2003 in connection with the Bethlehem acquisition.

     At December 31, 2003, we had recorded a full valuation allowance for our net deferred tax asset as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. As a result, our provision for income taxes will typically reflect the amounts we expect to pay or recover for the year until we reduce the valuation allowance. Based on our first half 2004 pretax income and forecasted pretax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available from the Bethlehem acquisition. In addition, generally accepted accounting principles require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 8.9% compared to a normally expected rate of about 40% for federal and state income taxes. The expected additional 2004 pretax income from Weirton caused the effective tax rate to increase to our current estimate of 8.9% from the 6.9% used in the first quarter 2004. As a result, the effective tax rate for the second quarter 2004 is 10.4% in order to bring the first half 2004 effective tax rate to the 8.9% full year rate.

     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during periods in which those temporary differences become deductible and before the expiration of the NOL carryforwards. Because of ISG’s two-year existence, limited financial performance and cumulative tax loss from inception, it was management’s judgment at December 31, 2003, that SFAS No. 109 required recording a full valuation allowance for the net deferred tax asset. That resulted in a $5.3 million provision for deferred income taxes for the fourth quarter and year 2003 to provide a full valuation allowance on the previously recorded net deferred tax asset. Generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem.

Accordingly, in the fourth quarter of 2003, we wrote off $15.2 million of intangible assets as a provision for deferred income taxes bringing the total provision for deferred taxes in the fourth quarter and year 2003 to $20.5 million.

     Liquidity and Cash Flow

     We define liquidity as our cash position and remaining availability under our revolving credit facility. At June 30, 2004, we had liquidity of $559.7 million consisting of cash of $362.2 million and available borrowing capacity of $197.5 million under our $350.0 million revolving credit facility. As of December 31, 2003, we had liquidity of $432.7 million. We believe that our liquidity will be adequate to meet our obligations for the foreseeable future.

     Cash provided by operating activities for the first half 2004 was $209.9 million. Receivables were higher as a result of higher sales in the current period. Inventory quantities increased during the first half of 2004, particularly coke purchased in international markets for use in the second half 2004, and the higher unit costs were included in cost of sales as a result of the LIFO method of accounting for most of our inventories. We also made advances to secure certain coke in the international market, increasing our prepaid and other current assets during the first half 2004. Higher prices for raw materials also resulted in higher accounts payable at June 30, 2004. We also made certain required contributions to the United Steelworkers of America (USWA) pension plan and continued to make payments under our transition assistance program with the USWA. Cash provided by operations for the first half 2003 was $179.8 million principally from lower inventories as we processed and shipped semi-finished inventories acquired in late 2002.

     In the second quarter 2004, we acquired substantially all of the assets of Weirton Steel Corporation and Georgetown Steel Corporation for a total of $187.0 million cash plus assumed liabilities. In May 2003, we acquired substantially all of the assets of Bethlehem Steel Corporation for $742.2 million net cash plus assumed liabilities.

     The amounts recorded for the net assets acquired follows:

	Georgetown	Weirton	Bethlehem
Acquired Assets:
Receivables, net		$124.8	$379.2
Inventories		84.8	730.3
Prepaid and other current assets		—	5.1
Assets held for sale		—	91.2
Intangible assets		—	26.4
Property, plant & equipment and non-current assets	$19.6	85.0	608.9

	19.6	294.6	1,841.1

Acquired Liabilities:
Current portion of long term debt and capital leases	—	—	32.7
Accounts payable	.7	32.8	251.3
Other current liabilities	.3	56.4	125.9
Long-term debt and capital leases (less current portion)	—	17.1	358.9
Environmental and other long-term liabilities	.2	19.7	234.6

	1.2	126.0	1,003.4
Value of stock issued	—	—	(15.0)

Net assets recorded	18.4	168.6	822.7
Cash paid in future periods, net	—	—	(80.5)

Cash paid, net of cash acquired	$18.4	$168.6	$742.2

     The amounts assigned to the Weirton and Georgetown assets and liabilities are preliminary and could change as more information as to values is obtained.

     We made capital expenditures and other investments of $86 million and $33.3 million in the first half 2004 and 2003. We anticipate making capital expenditures in 2004 of about $340 million of which about $110 million is for strategic purposes excluding any future potential acquisitions and the acquisition of the hot briquetted iron facility

(see below). Proceeds from asset sales were $12.1 million in the first half 2004 compared to $13.6 million in 2003. We expect proceeds of about $40 million in the remainder of 2004 from sales of surplus assets.

     On April 14, 2004, ISG issued $600 million aggregate principal amount of 6.5% Senior Notes due 2014 that were sold at 99.096% of par resulting in an effective yield to maturity of 6.625%. Certain proceeds were used to repay outstanding debt totaling $323.1 million. The remaining funds will be used to paydown other debt, for strategic investments and for general corporate purposes.

     In connection with the Bethlehem acquisition in May 2003, we entered into a new $1.0 billion credit facility and issued 7,994,643 shares of Class B common stock through a private equity placement for $156.7 million. The proceeds from these two issues were used to finance the Bethlehem acquisition, repay $60.7 million of the existing credit facility and for general corporate purposes.

     We are currently in discussions with our lenders to replace our current credit facilities with a new arrangement that provides more liquidity and fewer covenants. We expect to complete these discussions prior to year-end. There is no assurance that a new arrangement will be entered into or what the terms of such arrangement will be.

     Subsequent Events

     On July 23, 2004, we acquired a hot briquetted iron facility in Port of Spain, Trinidad and Tobago for about $18 million cash, including payment at closing of certain assumed liabilities. The facility was not operating and we expect the facility to begin production in the fourth quarter 2004.

     Outlook for the Third Quarter 2004

     With the acquisition of Weirton completed in the second quarter, we expect shipments to increase about 300,000 tons in the third quarter. Average selling prices are expected to increase about $50 per ton as announced increases in base prices and raw material surcharges take effect. Production costs are expected to increase as scrap and other metallic costs increases are expected to be greater than the decline in coke costs. The markets for steel remain strong and we expect income from operations to increase about 50% in the third quarter.

     We expect to have sufficient iron ore available for the third quarter if production disruptions at our suppliers attributable to labor negotiations continue or other disruptions occur. Depending of the length of any disruptions, however, our steel production in late 2004 and early 2005 could be reduced.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to certain risks associated with the fluctuation in interest rates and prices in consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At June 30, 2004, we held cash flow hedges with respect to natural gas and zinc with the effective portion of such instruments reflected in accumulated other comprehensive income. We conduct the majority of our business in the United States and all of our revenues and expenses are transacted in U.S. dollars. As a result, our operations are not materially affected directly by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows, only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

     Energy costs expose us to cost volatility particularly on natural gas requirements. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. Financial instruments currently in effect hedge about 30% of our expected natural gas consumption for the period of August 2004 through April 2005. We are also exposed to interest rate risk arising from the variable rate financing on our revolving credit facility. A hypothetical increase or decrease in interest rates of 1% on our credit facilities would have changed interest expense by $0.7 million in the first half 2004.

     We estimate that our coke needs for 2004, excluding Weirton, will be about 5.1 million net tons. Weirton’s coke requirements, up to 850,000 net tons annually, are supplied under an agreement that provides for prices to be negotiated annually through 2005. Within certain limits, we have the ability to optimize fuel costs at our blast furnaces by switching among the fuels of coke, natural gas, oil and, at the Burns Harbor and Sparrows Point facilities, pulverized coal depending on their relative costs.

     We expect that our coke ovens in Warren, Ohio and Burns Harbor, Indiana will supply approximately 2.2 million net tons in 2004. We also have various multi-year contracts that we expect to supply about 1.3 million net tons of our estimated 2004 coke requirements. For the remaining estimated 2004 requirements, we have been and expect to continue to be able to purchase coke in the short-term international market. 2004 short-term coke prices have surged from late 2003 levels because of strong international demand and rising ocean freight rates. Excluding Weirton, we estimate that our 2004 coke costs will average at least $75 per net ton higher than the average costs for the fourth quarter 2003. In 2003, we signed an agreement to purchase 0.55 million net tons annually beginning in 2005 from a coke oven currently being constructed. In July 2004, we signed a letter of intent to double the size of that coke oven which is expected to supply us an additional 0.55 million net tons beginning in 2006. The agreement is contingent on execution of related transportation agreements, granting of certain local and state incentives, permits from various agencies and approval by the respective Boards of Directors. In the second quarter 2004, we consummated a long-term coke supply agreement with a subsidiary of DTE Energy Services for 0.7 million net tons in 2005 and almost 1.0 million net tons thereafter. However, adequate supplies of coke may not be available to us beyond 2004, or prices of these supplies may continue to increase significantly. If we are unable to obtain an adequate supply of coke in the future we may have to use more costly alternative sources of energy or reduce production, both of which actions would have a negative impact on our earnings and cash flow from operations.

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

     While our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, the rapid growth we have experienced since we were established in February 2002 has placed a significant strain on our internal controls over financial reporting. As required by procedures established by the SEC and as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, management informed our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that significant deficiencies in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in internal controls over financial reporting under definitions established by the SEC.

     KPMG issued to our Board of Directors and Audit Committee a “management letter” in connection with their audit of our 2003 consolidated financial statements. That letter identified certain matters involving internal controls over financial reporting and its operation that KPMG considers to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions identified by KPMG include: Policies and Procedures; Workload of Accounting Staff; Segregation of Duties; Closing and Consolidation Process; Interdepartmental Communication; Accounts Payable Cutoff; Journal Entry Preparation, Review and Approval; Period-end Accruals; Inventory at Outside Processors; Cost Accounting; Raw Material Inventory; Environmental Liabilities; Litigation and Insurance Reserves. Additionally, KPMG indicated that it believes these reportable conditions combined with numerous other control deficiencies represent material weaknesses in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems.

     These material weaknesses, significant deficiencies and reportable conditions in internal control over financial reporting have been discussed in detail among management, our Audit Committee and KPMG. Management has adopted a plan to resolve these issues and believes that the overriding issue is the lack of documented accounting policies and procedures along with inadequate accounting information technology and certain other accounting information processes.

     During the second quarter 2004, we continued to implement changes to improve our internal controls over financial reporting. These changes include, among other matters, substantially completing our review of the accounting information technology systems and the selection of a new general ledger/consolidation system; engaging a consultant with substantial steel industry experience to assist in developing and documenting our accounting policies and procedures; implementing analytical review procedures, calendar schedules and checklists for the preparation of consolidated financial statements and other consolidated financial information; initiating in-depth reviews to determine the adequacy of the accounting organization; and hiring a new Director of Internal Audit. Management intends to continue to review, revise and improve our internal controls over financial reporting until the material weaknesses are eliminated.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management’s making a positive assertion. At this time, there is significant uncertainty regarding whether management will be able to implement the required changes to correct these material weaknesses in internal controls over financial reporting and sufficiently document and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting by December 31, 2004.

     Except as noted above and the acquisition of the new operating facilities of Weirton Steel Corporation and Georgetown Steel Corporation, there were no other changes in our internal controls over financial reporting that occurred during the second quarter 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

RCRA and Other Remediation Requirements

     Under RCRA and similar state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All our major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

     At our properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is nearing completion. A report will be submitted to U.S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation for approval. We anticipate performing a Corrective Measures Study (CMS) and then implementing likely required corrective measures. We have estimated that the cost of performing anticipated remediation and post remediation activities will be about $71 million and will be completed over a period of 15 years or more.

     Bethlehem, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to our Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. We have assumed Bethlehem’s ongoing obligations under the consent decree. The consent decree requires us to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Grays Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items such as reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is likely based on currently available data that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, we also must implement corrective measures at the Gray’s Landfill, Coke Point Landfill, and post-closure care at the former Rod and Wire Mill Area. The total cost of these related matters is estimated to be approximately $43 million.

     We are required to prevent acid mine drainage from discharging to surface waters at idled mining operations in western Pennsylvania. We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to us and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. In accordance with this Consent Order and Agreement, we submitted an operational improvement plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required us to propose a long-term financial assurance mechanism. Our cost reduction plan was approved by PaDEP and on May 9, 2004 we entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust. The treatment trust is expected to be funded over a period up to 10 years at a current target value of approximately $20 million dollars. It is expected that the trust will then be utilized to fund the cost of treatment of acid mine drainage from the idled mining operations. The total costs related to these matters are estimated to be approximately $57 million.

     We own a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units located at the site that are subject to regulation by PaDEP. There are also historic operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. We estimate the costs associated with future investigations and likely remediation at this facility that presently can be estimated to be approximately $23 million.

     Our facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order requiring development of a monitoring program to assess soil and groundwater conditions associated with 14 solid waste management units. The order was received on June 30, 2003 and requires submission of an investigation plan to U.S. EPA for approval. The plan was submitted to the U.S. EPA in November 2003. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of any required remediation or monitoring that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. A solid waste landfill at Indiana Harbor will require closure and post-closure care. The total cost related to these matters that can presently be estimated is approximately $22 million.

     At our Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, we do not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that we will incur future costs primarily related to long term post-closure monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is likely that we will incur future costs to manage this material. We also have a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a sea wall at the site. The total costs related to these matters are estimated to be approximately $22 million.

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

     At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold by ISG in April 2004. Pursuant to the sales agreement, the buyer assumed financial responsibility for environmental obligations associated with the acquired property. The cost associated with anticipated environmental remediation actions on property ISG continues to own is estimated to be about $10 million.

     Our facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has been operated as an integrated steel facility since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed. In January 2004, the State of Illinois filed a proceeding alleging that ISG arranged for the transport of slag waste to an off-site location without performing the necessary testing and notification to the Illinois Environmental Protection Agency and the owner of the land to which the material was sent. The matter was resolved through a Consent Order and Agreement signed by the parties on May 4, 2004 which required payment of an $80,000 civil penalty and removal of slag from the offsite location.

     Our recently acquired Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas is underway. In addition, we are required to complete closure activities for a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The cost of investigative and closure activities at the site is estimated to be about $15 million.

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

     Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter, may have significant impacts on us in the future, although whether and how we will be affected will not be determined for many years. We also may be affected if the federal government or the states in which we operate begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because we cannot predict what requirements will be imposed on us or the timing of such requirements, we are unable to evaluate the ultimate cost of compliance with respect to these potential developments.

     The U.S. EPA has alleged that an acid fume scrubber at our Indiana Harbor facility was not operated in compliance with federal hazardous air pollutant standards for HCL emissions at the time we restarted the plant. We have tentatively agreed to enter into a settlement with the U.S. EPA with respect to this matter that would require us to pay a penalty of about $43,000 and to undertake a supplemental environmental project in lieu of additional penalties with an estimated cost of about $112,000. The supplemental project is underway and is scheduled to be completed by December 15, 2004.

     On July 8, 2003, the Indiana Department of Environmental Management (IDEM) issued a notice of violation to our Indiana Harbor plant. The notice of violation alleges that the H3 and H4 blast furnaces violated specified opacity limitations on January 2, 2003 and April 2, 2003, respectively. The notice of violation also alleges operations at the basic oxygen furnace exceeded fugitive emission and that on May 14, 2003 the basic oxygen furnace roof monitor exceeded an opacity standard. We expect to discuss the notice of violation with the IDEM. IDEM may attempt to impose a penalty on us in regard to these allegations, which is not expected to be material.

     On June 2, 2004, the Illinois Environmental Protection Agency issued a violation notice alleging that our Riverdale facility failed to obtain a construction and operating permit for locating or modifying existing operations. The agency may seek penalties and injunctive relief associated with its allegations.

Clean Water Act

     Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulatory sources into receiving bodies of waters, such as rivers, lakes and oceans. On October 17, 2002, the U.S. EPA issued regulations that require existing wastewater dischargers to comply with new effluent limitations. Several of our facilities are subject to the new regulations, and compliance with such regulations will be required as new discharge permits are issued for continued operation.

     The Circuit Court for Baltimore County, Maryland entered into a consent decree in March 2001, which requires the installation of improvements to our Sparrow Point’s wastewater treatment plant. The improvements are underway and we expect to spend about $16 million to complete the improvements during 2004.

     The U.S. EPA has alleged, among other things, that water discharged from a wastewater lagoon at our Indiana Harbor facility is not permitted pursuant to the facility’s national pollution discharge elimination system (NPDES) permit. It is our position that this discharge is authorized by the NPDES permit. As a result of a meeting with the U.S. EPA on February 5, 2004 and a revised order issued on June 30, 2004, ISG believes that most of the U.S. EPA’s concerns raised in the original order have been resolved. On July 20, 2004, the Indiana Department of Environmental Management issued a notice of violation to the Indiana Harbor facility alleging violations of Indiana’s water pollution control laws and regulations and the facility’s NPDES permit. The agency may seek penalties and injunctive relief associated with its allegations.

     On June 29, 2004, the Indiana Department of Environmental Management issued a violation letter to our Burns Harbor facility alleging violations of the facility’s NPDES permit. The agency may seek penalties and injunctive relief associated with its allegations.

     Our Weirton facility was formerly subject to a U.S. EPA Oil Removal Order that recently has been terminated. However, we have agreed to continue oil sheen abatement activities on an ongoing basis. In addition, the facility expects to complete a tank diking program for groundwater protection and spill prevention purposes at an estimated cost of $750,000.

Other

     We anticipate spending approximately $57 million over the next 40 years, including $5 million in 2004, to address the removal and disposal of PCB equipment and asbestos material utilized in operations applications at our facilities.

     There are a number of other facilities and properties, which ISG owns across the United States, which may present incidental environmental liabilities. The estimated cost of future investigations and likely remediation at these sites is estimated to be about $15 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held May 26, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement relating to such meeting.

1.	Both nominees for director listed in the proxy statement were elected.

Name	Votes For	Votes Withheld	Broker Non Votes
Wilbur L. Ross Jr.	74,830,149	34,756	22,964,084
Rodney B. Mott	74,830,149	34,756	22,964,084

     In addition, each of Rand V. Araskog, William C. Bartholomay, James C. Boland and Peter J. Powers continued to serve ISG as directors.

2.	The proposal to ratify the selection of KPMG LLP as ISG’s independent certified accountants for the fiscal year ending December 31, 2004 passed. (For – 74,465,895; Against – 397,945; Abstained – 1,065; Broker non votes – 22,964,084)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number	Description of Document
4.1	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among International Steel Group Inc. (the “Company”), certain subsidiaries of International Steel Group Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 10-Q for the quarter ended March 31, 2004, filed May 13, 2004 (the “First Quarter 2004 10-Q”))

4.2	Indenture, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., and The Bank of New York, as trustee, including the Form of International Steel Group Inc.’s 6.50% Senior Notes due 2014. (incorporated by reference to Exhibit 4.6 of the First Quarter 2004 10-Q)

10.1	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (incorporated by reference to Exhibit 10.1 of the First Quarter 2004 10-Q)

10.2	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004,

Exhibit
Number	Description of Document
by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.5 of the First Quarter 2004 10-Q)

10.3	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	On April 2, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing International Steel Group Inc.’s intention to offer $600 million of its Senior Notes due 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933.

2.	On April 2, 2004 the Company furnished a Current Report on Form 8-K under Item 9 disclosing certain information regarding the Company, including portions of the disclosure document used in connection with the transaction exempt from the registration requirements of the Securities Act of 1933.

3.	On April 13, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the pricing of $600 million of its Senior Notes due 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933.

4.	On May 6, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the execution of a Purchase Agreement for International Steel Group Inc. to acquire substantially all of the assets of Georgetown Steel Company.

5.	On June 17, 2004 the Company filed a Current Report on From 8-K under Item 5 disclosing International Steel Group Inc.’s agreement with the Commonwealth of Pennsylvania Department of Environmental Protection to create a trust fund to finance continual treatment of polluted mine pool discharges in certain counties in the state of Pennsylvania.

6.	On June 23, 2004 the Company filed a Current Report on Form 8-K under Item 5 disclosing the completion of its acquisition of the assets of the Georgetown Steel Company facility in Georgetown, South Carolina.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

Date: July 30, 2004
	By:	/s/ LONNIE A. ARNETT

Lonnie A. Arnett
Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description of Document
4.1	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among International Steel Group Inc. (the “Company”), certain subsidiaries of International Steel Group Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.5 of the Company’s Report on Form 10-Q for the quarter ended March 31, 2004, filed May 13, 2004 (the “First Quarter 2004 10-Q”))

4.2	Indenture, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., and The Bank of New York, as trustee, including the Form of International Steel Group Inc.’s 6.50% Senior Notes due 2014. (incorporated by reference to Exhibit 4.6 of the First Quarter 2004 10-Q)

10.1	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (incorporated by reference to Exhibit 10.1 of the First Quarter 2004 10-Q)

10.2	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.5 of the First Quarter 2004 10-Q)

10.3	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.