Form 10-Q
period 2004-09-30
INTERNATIONAL STEEL GROUP INC
filed 2004-11-01
CIK 1231868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, par value $0.01 per share, outstanding as of October 29, 2004: 100,027,950

PART I

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL STEEL GROUP INC.

Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)

	Third quarter		Nine months ended September
	2004	2003	2004	2003
Net sales	$2,608.3	$1,184.9	$6,462.4	$2,651.7
Costs and expenses:
Cost of sales	2,171.0	1,125.3	5,633.2	2,559.2
Marketing, administrative, and other expenses	59.9	52.9	174.5	96.7
Depreciation and amortization	37.0	22.3	98.3	45.5

Total costs and expenses	2,267.9	1,200.5	5,906.0	2,701.4

Income (loss) from operations	340.4	(15.6)	556.4	(49.7)

Interest and other financing expense, net	13.2	15.2	48.1	30.7

Income (loss) before income taxes	327.2	(30.8)	508.3	(80.4)
Provision (benefit) for income taxes (Note 4)	70.8	(12.2)	86.9	(32.0)

Net income (loss)	$256.4	$(18.6)	$421.4	$(48.4)

Income (loss) per common share:
Basic	$2.59	$(0.24)	$4.29	$(0.66)
Diluted	$2.51	$(0.24)	$4.15	$(0.66)

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Dollars in millions, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$603.7	$193.6
Receivables, less allowances of $52.3 and $36.6	913.5	553.9
Inventories	1,126.2	866.8
Assets held for sale	48.3	68.6
Prepaid and other current assets	75.5	24.5

Total current assets	2,767.2	1,707.4

Property, plant and equipment, at cost	1,206.5	948.3
Accumulated depreciation and amortization	(184.0)	(86.4)

Property, plant and equipment, net	1,022.5	861.9

Investments in joint ventures	35.1	27.0
Other assets	96.3	38.7

Total assets	$3,921.1	$2,635.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt and capital leases	$55.5	$46.8
Accounts payable	712.0	427.9
Accrued compensation and benefits	337.4	212.9
Other current liabilities	299.0	143.9

Total current liabilities	1,403.9	831.5

Long term liabilities:
Debt	637.6	362.8
Capital leases	174.8	212.7
Accrued environmental	174.7	161.2
Pensions and other retiree benefits	120.9	101.0
Other obligations	11.7	16.6

Total liabilities	2,523.6	1,685.8

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, authorized 10,000,000 shares, none issued	—	—
Common Stock, $0.01 par value per share, authorized 350,000,000 shares, 100,001,050 and 97,470,609 issued and outstanding	1.0	1.0
Additional paid-in capital	1,014.3	972.2
Retained earnings (deficit)	392.4	(29.0)
Accumulated other comprehensive income	9.4	5.0
Treasury stock, 641,089 shares at cost	(19.6)	—

Total stockholders’ equity	1,397.5	949.2

Total liabilities and stockholders’ equity	$3,921.1	$2,635.0

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)

	Nine months ended September
	2004	2003
Cash flows from operating activities:
Net income (loss)	$421.4	$(48.4)
Adjustments for items not affecting cash from operating activities:
Depreciation and amortization	98.3	45.5
Deferred income taxes	(36.6)	—
Other	10.5	55.3
Changes in working capital and other items:
Receivables	(271.7)	(8.5)
Inventories	(173.1)	136.7
Prepaids and other current assets	(32.0)	(21.1)
Accounts payable	243.8	19.2
Income taxes	164.3	(32.0)
Accrued compensation and benefits	103.4	39.6
Other	40.4	38.2

Net cash provided by operating activities	568.7	224.5

Cash flows from investing activities:
Capital expenditures and investments	(150.7)	(59.0)
Acquisitions, net of cash received (Note 2)	(222.1)	(850.9)
Proceeds from sales of assets	16.1	23.1

Net cash used in investing activities	(356.7)	(886.8)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	881.6
Payments under revolving credit facility	—	(937.3)
Proceeds from debt	594.6	710.0
Payments on debt	(347.8)	(88.6)
Payments on capital leases	(27.0)	(2.9)
Issuance of common stock, net	9.6	156.9
Purchase of treasury stock	(19.6)	—
Deferred financing fees	(11.7)	(18.9)

Net cash provided by financing activities	198.1	700.8

Increase in cash and cash equivalents	410.1	38.5
Cash and cash equivalents – beginning of period	193.6	9.8

– end of period	$603.7	$48.3

Other information:
Interest paid	$16.9	$13.0
Interest capitalized	0.6	0.4
Income taxes (received) paid, net	(40.7)	29.3
Capital lease obligation incurred	3.9	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

(1)	Basis of Presentation

These interim financial statements are unaudited and include only selected notes. They do not contain all information required for annual statements under accounting principles generally accepted in the United States of America and should be read together with the audited financial statements in ISG’s Annual Report on Form 10-K for the year ended December 31, 2003 and all other reports on file with the Securities and Exchange Commission during the year 2004. In the opinion of management, these interim financial statements reflect all adjustments that are necessary to fairly present the results for the interim periods presented.

(2)	Acquisitions

ISG acquired a hot briquetted iron (HBI) facility located in Point Lisas, Trinidad and Tobago in July 2004. The facility was idle when purchased. ISG acquired substantially all the assets and assumed certain liabilities of Georgetown Steel Company in June 2004, Weirton Steel Corporation in May 2004, and Bethlehem Steel Corporation in May 2003. These three companies were in bankruptcy proceedings at the purchase date. The results of their operations have been included in ISG’s consolidated financial statements since the dates of acquisition.

The amounts recorded for the net assets acquired follow:

	HBI	Georgetown	Weirton	Bethlehem
Acquired Assets:
Receivables, net	$2.5		$124.8	$379.2
Inventories	1.6		84.8	730.3
Prepaid and other current assets	—		.3	5.1
Assets held for sale	—		—	91.2
Intangible assets	—		—	26.4
Property, plant & equipment and non-current assets	17.7	$19.6	93.7	608.8

	21.8	19.6	303.6	1,841.0

Acquired Liabilities:
Current portion of long term debt and capital leases	—	—	.7	32.7
Accounts payable	3.6	.7	36.3	251.3
Other current liabilities	—	.3	44.3	125.9
Long-term debt and capital leases (less current portion)	—	—	17.1	358.9
Environmental and other long-term liabilities	—	.2	19.7	234.6

	3.6	1.2	118.1	1,003.4
Value of stock issued	—	—	—	(15.0)

Net assets recorded	18.2	18.4	185.5	822.6
Cash refunded in future periods, net	—	—	—	28.3

Cash paid, net of cash acquired	$18.2	$18.4	$185.5	$850.9

The amounts assigned to the HBI, Weirton, and Georgetown assets and liabilities are preliminary and could change as more information as to values is obtained.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

The following unaudited pro forma consolidated information includes the results of operations of the Bethlehem and Weirton acquisitions as if they had been consummated on January 1, 2003, including the effects of the new labor agreement as it pertains to the former Bethlehem facilities and the financings incurred to fund the Bethlehem acquisition. Georgetown was winding down operations during 2003, ceased operations in October 2003 and is not expected to resume full operations until early 2005. The HBI facility ceased operations in 2001 and is expected to restart operations during the fourth quarter 2004. Accordingly, the following pro forma information does not include any amounts related to the Georgetown and HBI operations, is based on historical information and does not necessarily reflect the actual results that would have occurred.

	Third Quarter		Nine Months Ended, September
	2004	2003	2004	2003
Net sales	$2,608.3	$1,456.2	$6,919.1	$4,664.7
Net income (loss)	$256.4	$(9.5)	$436.3	$44.9
Income (loss) per share
Basic	$2.59	$(0.10)	$4.44	$.47
Diluted	$2.51	$(0.09)	$4.29	$.46

(3) Inventories

Inventories are stated at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance, principally the inventories at the former Bethlehem facilities, was determined using the first-in, first-out (FIFO) or average cost method.

Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all existing inventories and we reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we are reallocating the supply of semi-finished materials to our finishing facilities among our steel producing facilities and are reallocating the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities.

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

Consistent with the accounting for inventories at the Bethlehem operations during 2003, we are accounting for inventories at HBI, Weirton and Georgetown, which total about $237.9 at September 30, 2004, under the FIFO or average cost method during 2004. We expect to include these inventories in the single LIFO pool beginning January 1, 2005.

The total LIFO provision for the third quarter and nine months ended September 30, 2004 was about $24.1 and $310.4. Because of the volatility of raw material costs during 2004, it is not possible to estimate the effect of the accounting changes mentioned above on interim 2004 results.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

The components of inventories follow:

	September 30, 2004	December 31, 2003
FIFO or average cost:
Raw materials	$547.0	$291.0
Finished and semi-finished goods	925.8	612.0

	1,472.8	903.0
LIFO reserve	(346.6)	(36.2)

Total	$1,126.2	$866.8

(4) Income Taxes

At December 31, 2003, we recorded a full valuation allowance for our net deferred tax asset as discussed below. As a result, our provision for income taxes will typically reflect the amounts we expect to pay or recover for the year until we reduce the valuation allowance. Based on our pre-tax income to date and forecasted pre-tax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available for the year from the Bethlehem acquisition. In addition, generally accepted accounting principles require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 17.1%. Our strong results in the third quarter 2004 due principally to higher realized prices and expected performance in the fourth quarter caused the effective tax rate for 2004 to increase to our current estimate of 17.1% from the 8.9% used in the first half 2004. As a result, the effective tax rate for the third quarter 2004 is 21.6% in order to bring the effective tax rate for nine months ended September 2004 to the 17.1% estimated full year rate.

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

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

(5) Income (Loss) per Share

The following table presents calculations of income (loss) per share of common stock:

	Third Quarter		Nine months ended September
	2004	2003	2004	2003
Net income (loss) applicable to common stock – Basic	$256.4	$(18.6)	421.4	$(48.4)
Interest expense on convertible note-net of tax	.3	*	1.0	*

Net income (loss) applicable to common stock – Diluted	$256.7	$(18.6)	$422.4	$(48.4)

Weighted average number of shares of common stock outstanding – Basic	99.2	76.4	98.3	73.4
Incremental shares issuable upon assumed conversion of stock options	2.0	*	2.5	*
Incremental shares issuable upon assumed conversion of convertible note	1.0	*	1.0	*

Total shares – Diluted	102.2	76.4	101.8	73.4

Income (loss) per share:
Basic	$2.59	$(0.24)	$4.29	$(0.66)

Diluted	$2.51	$(0.24)	$4.15	$(0.66)

*	Antidilutive.

(6) Pension and Other Postretirement Benefit Plans

Under certain of ISG’s labor agreements with the United Steelworkers of America (USWA), ISG has a defined benefit retiree medical and death benefit plan (Plan) covering USWA employees who are eligible to retire under the current labor agreements. ISG does not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires in 2008. ISG is not required to pre-fund any benefits and expects any benefits to be paid in 2004 to be minimal.

In the Bethlehem acquisition, ISG acquired a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture. Hibbing is consolidated on a pro rata basis in ISG’s consolidated financial statements because ISG does not have voting control of Hibbing, owns an undivided interest in each asset and is proportionately liable for its share of each liability. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plan within statutory guidelines and our share of expected 2004 funding is $3.2. Hibbing also provides retiree medical and death benefits to most full-time employees with 30 years of service or employees who are 60 years of age with 15 years of service.

The net periodic postretirement benefit costs for the plan for USWA employees at our steel plants presented below do not reflect the effects of the recently passed legislation “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (Act). Detailed regulations necessary to implement the Act have not been issued. Accordingly, we have not been able to determine if the Plan meets the actuarial equivalent requirement of the Act or if we will modify the Plan. However, because the Plan requires that the Plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs. The net periodic postretirement benefit costs for Hibbing employees does reflect lower costs as a result of the passage of this legislation. The impact on our postretirement benefit costs and our accumulated post retirement obligation was not material.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

The components of net periodic pension and other postemployment benefits costs for the third quarter and nine months ended 2004 and 2003 follow:

	Third Quarter				Nine months ended September
	Pension		Other Benefits		Pension		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$.4	$.6	1.0	.9	1.7	.9	2.9	1.9
Interest cost	1.7	1.1	2.2	2.0	4.0	1.9	6.3	3.9
Expected return on plan assets	(1.4)	(1.1)	(.4)	(.3)	(3.9)	(1.7)	(.9)	(.4)
Amortization of unrecognized prior service costs	—	.2	3.4	3.6	—	.3	10.7	7.8

Total cost	$.7	$.8	$6.2	$6.2	$1.8	$1.4	$19.0	$13.2

(7) Contingencies

ISG is subject to various legal actions and contingencies in the normal course of conducting business. ISG accrues liabilities for such matters when a loss is likely and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular future quarter or year, we believe that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on our competitive position or financial position.

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

Environmental liabilities acquired in business combinations are recorded at their estimated fair value based on their estimated net present value determined using a market discount rate.

The table below represents changes in the amounts recorded for environmental liabilities:

	Nine Months September, 2004	Year 2003
Balance – beginning of period	$208.4	$56.4
Liabilities recognized at acquisition *	11.9	159.0
Accretion and changes in estimates and timing of spending	10.6	1.0
Liabilities related to properties sold	(12.6)	—
Spending for remediation	(9.9)	(8.0)

Total	208.4	208.4
Amount included in other current liabilities – end of period	(33.7)	(47.2)

Long term balance – end of period	$174.7	$161.2

*	Includes revisions to amounts recorded for the Bethlehem acquisition as a result of additional information and analysis obtained during the period.

INTERNATIONAL STEEL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars and shares in millions, except per share data)

(8) Stockholders’ Equity

During the nine months ended September 2004, we issued 3,171,530 shares of common stock upon exercise of employee stock options and purchased 641,089 shares of common stock currently held in treasury.

(9) Other Comprehensive Income

The table below shows the components of comprehensive income for the nine months ended September 30, 2004:

Other comprehensive income – derivative financial instruments:
Change in value during the period	$0.7
Recognized in net income	3.7

Net gain	4.4

Net income	421.4

Total comprehensive income	$425.8

(10) Subsequent Event

On October 25, 2004, International Steel Group Inc. (ISG) entered into a merger agreement with Ispat International N.V. (Ispat) and an Ispat subsidiary providing for a merger of ISG and the Ispat subsidiary. At the effective time of the merger, ISG stockholders will be entitled to receive in exchange for each ISG common share either (1) $42.00 in cash, (2) a number of Ispat Class A common shares equal to $42.00 divided by the average closing price for Ispat shares on the New York Stock Exchange for the 20 trading days ending two days prior to the effective time of the merger, up to a maximum of 1.21740 Ispat shares and a minimum of 0.95865 Ispat shares, or (3) a combination of $42.00 in cash and Ispat shares at the applicable exchange ratio.

The merger is subject to the completion of the acquisition of LNM Holdings N.V. by Ispat, approval by the stockholders of ISG and Ispat, regulatory approval and satisfaction of customary conditions. The merger is expected to be completed by the end of the first quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

ISG and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of such statements and ISG will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding ISG’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

•	trends affecting ISG’s financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy;

•	financing plans and forecasts; and

•	the integration of the Weirton, Georgetown and HBI assets into our business.

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

Consolidated Results of Operations for the Third Quarter and Nine Months Ended September 2004 and 2003

The discussion below relates to the results of ISG for the third quarter and nine months ended September 2004 and 2003. In May 2003, we acquired substantially all the assets of the Bethlehem Steel Corporation. The Bethlehem acquisition more than doubled our shipping capacity, substantially broadened our product mix with the addition of plate, tin and rail products, and improved our product mix by increasing the percentage of higher value-added cold rolled and coated products. In May 2004, we acquired substantially all the assets of the Weirton Steel Corporation. The Weirton acquisition is expected to increase our annual shipment capacity by about 12% - 15%. Accordingly, our financial results for the third quarter and nine months ended 2004 are not comparable to our results for the similar periods in 2003.

The table below shows shipments by product and certain other data for the periods shown. Pro forma information reflects the acquisitions of the Bethlehem and Weirton assets as if they had occurred on January 1, 2003. The pro forma information does not include any information related to the HBI and Georgetown acquisitions because they had previously ceased operations.

	Actual				Pro forma
	Third Quarter		Nine months ended September		Third Quarter		Nine months ended September
	2004	2003	2004	2003	2004	2003	2004	2003
Hot Rolled	42%	41%	42%	48%	42%	40%	42%	41%
Cold Rolled	18	18	19	19	18	16	18	17
Coated	21	22	21	19	21	22	21	21
Plate	9	11	10	8	9	9	9	8
Tin Plate	6	4	5	3	6	10	7	9
Rail and other	4	4	3	3	4	3	3	4

	100%	100%	100%	100%	100%	100%	100%	100%

Net sales (dollars in millions)	$2,608.3	$1,184.9	$6,462.4	$2,651.7	$2,608.3	$1,456.2	$6,919.1	$4,664.7
Average net sales per ton shipped	$646	$406	$552	$384	$646	$411	$551	$413
Shipments (tons in thousands)	4,039	2,916	11,715	6,905	4,039	3,542	12,568	11,283
Raw steel production (tons in thousands)	4,718	3,189	13,099	7,131	4,718	3,861	13,809	12,023
Net income (loss) (dollars in millions)	$256.4	$(18.6)	$421.4	$(48.4)	$256.4	$(9.5)	$436.3	$44.9
Diluted income (loss) per common share	$2.51	$(0.24)	$4.15	$(0.66)	$2.51	$(0.09)	$4.29	$.46

For the third quarter 2004, we reported net income of $256.4 million on net sales of $2,608.3 million and shipments of 4,039,000 net tons, compared to a net loss of $18.6 million on net sales of $1,184.9 million and shipments of 2,916,000 net tons in the third quarter 2003. The increase in shipments reflects an improvement in the steel market and our increased shipment capability resulting from the Weirton and Georgetown acquisitions. Those acquisitions contributed about 40% of the increased shipments in the third quarter 2004 over the comparable period in 2003. Our average net sales per ton shipped was $646 for the third quarter 2004 compared to $406 in the third quarter 2003. Realized prices were significantly higher as a result of strong demand for steel products globally allowing the domestic industry to implement price increases, including surcharges, to offset higher raw material costs.

For the nine months ended September 30, 2004, we reported net income of $421.4 million on net sales of $6,462.4 million and shipments of 11,715,000 net tons, compared to a net loss of $48.4 million on net sales of $2,651.7 million and shipments of 6,905,000 net tons for the nine months ended September 27, 2003. The Bethlehem, Weirton and Georgetown acquisitions contributed the majority of the increased shipments in 2004 compared to 2003. Our average net sales per ton shipped were $552 in 2004 compared to $384 in 2003. Prices were higher as a result of strong demand and the industry’s implementation of price increases, including surcharges, to offset higher raw material costs.

Cost of sales for the third quarter and nine months ended September 2004 were about 83% and 87% of net sales compared to 95% and 97% in the comparable 2003 periods reflecting the benefits of higher average selling prices and higher operating rates. During 2004, the cost of raw materials such as coke, scrap and iron ore have increased significantly. Employment costs were also higher as a 3% wage increase for our employees represented by the United Steelworkers of America (USWA) was effective at the beginning of the second quarter 2004, production payments are higher and variable compensation including profit sharing for all employees and contributions to the USWA VEBA welfare benefit trust was significantly higher in 2004.

Inventory cost was determined using the last-in, first-out (LIFO) method of accounting for about 20% of inventories at December 31, 2003 and the balance, principally the inventories at the former Bethlehem facilities, was determined using the first-in, first-out (FIFO) or average cost method. Effective January 1, 2004, we changed to the LIFO cost method of accounting for substantially all existing inventories and reduced the number of pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we are reallocating the supply of semi-finished materials to our finishing facilities among our steel producing facilities and are reallocating the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities.

Because of significant raw material cost increases in the first quarter 2004, we changed our interim accounting for LIFO effective January 1, 2004, from an allocation of the projected annual LIFO provision ratably over the year to an estimated year-to-date calculation. We believe that the year-to-date calculation method is preferable because it more closely matches current costs with revenues in interim periods of rapidly rising costs. Consistent with the accounting for inventories at the Bethlehem operations during 2003, we are accounting for the inventories at HBI, Weirton and Georgetown, which totaled about $237.9 million at September 30, 2004, under the FIFO or average cost method during 2004. We expect to include these inventories in the single LIFO pool beginning January 1, 2005.

The LIFO provision for the third quarter and nine months ended September 2004 was about $24.1 million and $310.4 million driven principally by the significant increases in the cost of coke purchased in the international markets and scrap, iron ore and other metallics. Because of the volatility of raw material costs expected for the remainder of 2004, it is not possible to estimate the effect of the accounting changes mentioned above on interim 2004 results.

Net financing expense for the nine months ended September 2004 increased from the comparable period in 2003 because of higher average debt outstanding in 2004, including the $600 million 6.5% Senior Notes due 2014 issued in April 2004.

At December 31, 2003, we had recorded a full valuation allowance for our net deferred tax asset as discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. As a result, our provision for income taxes will typically reflect the amounts we expect to pay or recover for the year until we reduce the valuation allowance. Based on our nine months ended September 2004 pretax income and forecasted pretax income for the year 2004, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year, the benefit of the net operating loss (NOL) carryforward arising in 2003 and the benefit of NOL carryforwards available from the Bethlehem acquisition. In addition, generally accepted accounting principles require that we recognize in 2004 the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004. The net effect of all these items results in an estimated effective income tax rate for 2004 of about 17.1% compared to a normally expected rate of about 40% for federal and state income taxes. Our strong results in the third quarter due to higher realized prices and expected performance in the fourth quarter caused the effective tax rate to increase to our current estimate of 17.1% from the 8.9% used in the first half 2004. As a result, the effective tax rate for the third quarter 2004 is 21.6% in order to bring the nine months ended September 2004 effective tax rate to the 17.1% estimated full year 2004 rate.

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

Liquidity and Cash Flow

We define liquidity as our cash position and remaining availability under our revolving credit facility. At September 30, 2004, we had liquidity of $828.4 million consisting of cash of $603.7 million and available borrowing capacity of $224.7 million under our revolving credit facility. As of December 31, 2003, we had liquidity of $432.7 million. We believe that our liquidity will be adequate to meet our obligations for the foreseeable future.

Cash provided by operating activities for the nine months ended September 2004 was $568.7 million. Receivables were higher as a result of higher sales in the current period. Inventory quantities for coke, ore and scrap increased during 2004 to support our expected increased shipments partly due to the 2004 acquisitions. Higher prices for raw materials accounted for under the FIFO or average cost method since acquisition also used cash during 2004. We also made advances to secure certain coke in the international market, increasing our prepaid and other current assets during the nine months ended September 2004. Higher prices for raw materials also resulted in higher accounts payable at September 30, 2004. Our accruals for profit sharing and VEBA to be paid in the fourth quarter exceeded our contributions to the USWA pension plan and we continued to make payments under our transition assistance program with the USWA. Cash provided by operations for the nine months ended September 2003 was $224.5 million principally from lower inventories as we processed and shipped semi-finished inventories acquired in late 2002.

During 2004, we acquired a hot briquetted iron (HBI) facility in Point Lisas, Trinidad and Tobago and substantially all of the assets of Weirton Steel Corporation and Georgetown Steel Corporation for a total of about $222 million cash plus assumed liabilities. In May 2003, we acquired substantially all of the assets of Bethlehem Steel Corporation for about $851 million net cash paid through September 2003 plus assumed liabilities.

The amounts recorded for the net assets acquired follows:

	HBI	Georgetown	Weirton	Bethlehem
Acquired Assets:
Receivables, net	$2.5		$124.8	$379.2
Inventories	1.6		84.8	730.3
Prepaid and other current assets	—		.3	5.1
Assets held for sale	—		—	91.2
Intangible assets	—		—	26.4
Property, plant & equipment and non-current assets	17.7	$19.6	93.7	608.8

	21.8	19.6	303.6	1,841.0

Acquired Liabilities:
Current portion of long term debt and capital leases	—	—	.7	32.7
Accounts payable	3.6	.7	36.3	251.3
Other current liabilities	—	.3	44.3	125.9
Long-term debt and capital leases (less current portion)	—	—	17.1	358.9
Environmental and other long-term liabilities	—	.2	19.7	234.6

	3.6	1.2	118.1	1,003.4
Value of stock issued	—	—	—	(15.0)

Net assets recorded	18.2	18.4	185.5	822.6
Cash refunded in future periods, net	—	—	—	28.3

Cash paid, net of cash acquired	$18.2	$18.4	$185.5	$850.9

The amounts assigned to the HBI, Georgetown and Weirton assets and liabilities are preliminary and could change as more information as to values is obtained.

We made capital expenditures and other investments of $150.7 million and $59.0 million in the nine months ended September 2004 and 2003. We anticipate total capital expenditures for 2004 to be about $250 to $275 million. Proceeds from asset sales were $16.1 million in the nine months ended September 2004 compared to $23.1 million for the comparable period in 2003. We expect proceeds of about $11 million in the remainder of 2004 from sales of surplus assets.

In April 2004, we issued $600 million aggregate principal amount of 6.5% Senior Notes due 2014 that were sold at 99.096% of par resulting in an effective yield to maturity of 6.625% Certain proceeds were used to repay outstanding debt totaling $323.1 million.

In connection with the Bethlehem acquisition in May 2003, we entered into a new $1.0 billion credit facility and issued 7,994,643 shares of Class B common stock through a private equity placement for $156.7 million. Certain proceeds from these two issues were used to finance the Bethlehem acquisition and repay borrowings under the existing credit facility.

Outlook for the Fourth Quarter 2004

During the fourth quarter, at Burns Harbor, we plan a fourteen-day blast furnace and a 45-day caster outage to improve quality and productivity. At Weirton, we plan a nine-day blast furnace/caster outage as well as a fifteen-day maintenance outage at the hot strip mill. We expect, however, shipments and prices to remain about the same in the fourth quarter as in the third quarter.

Subsequent Event

On October 25, 2004, ISG entered into a merger agreement with Ispat International N.V. (Ispat) and an Ispat subsidiary providing for a merger of ISG and the Ispat subsidiary. At the effective time of the merger, ISG stockholders will be entitled to receive in exchange for each ISG common share either (1) $42.00 in cash, (2) a number of Ispat Class A common shares equal to $42.00 divided by the average closing price for Ispat shares on the New York Stock Exchange for the 20 trading days ending two days prior to the effective time of the merger, up to a maximum of 1.21740 Ispat shares and a minimum of 0.95865 Ispat shares, or (3) a combination of $42.00 in cash and Ispat shares at the applicable exchange ratio.

The merger is subject to the completion of the acquisition of LNM Holdings N.V. by Ispat, approval by the stockholders of ISG and Ispat, regulatory approvals and satisfaction of customary conditions. The merger is expected to be completed by the end of the first quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain risks associated with the fluctuation in interest rates and prices in consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At September 30, 2004, we held cash flow hedges with respect to natural gas and zinc with the effective portion of such instruments reflected in accumulated other comprehensive income.

We conduct the majority of our business in the United States and substantially all of our revenues and expenses are transacted in U.S. dollars. As a result, our operations are not materially affected directly by fluctuations in foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows, only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

Energy costs expose us to cost volatility particularly on natural gas requirements. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging activities. Natural gas in storage and financial instruments currently in effect hedge about one-third of our expected natural gas consumption for the period from November 2004 through April 2005. We are also exposed to interest rate risk arising from the variable rate financing on our revolving credit facility.

During 2004, we expect to source about 40% of our coke requirement from internal sources, about 30% from various multi-year contracts and 30% from the international spot coke market. For 2005, we expect to source about 35% of our coke requirements from internal sources, about 50% from various existing multi-year contracts and 15% from the international spot market depending on operating conditions. Within certain limits, we have the ability to optimize fuel costs at our blast furnaces by switching among the fuels of coke, natural gas, oil and, at the Burns Harbor and Sparrows Point facilities, pulverized coal depending on their relative costs. However, adequate supplies of coke may not be available to us in 2005 and beyond, or prices of these supplies may increase significantly. If we are unable to obtain an adequate supply of coke in the future we may have to use more costly alternative sources of energy or reduce production, both of which actions would have a negative impact on our earnings and cash flow from operations.

Scrap prices surged in late 2003 and have been volatile in 2004. There are no long-term scrap purchase contracts available and all purchases are used in the short-term open market. We have been able to implement price increases, including surcharges to recover some or all of these cost increases. We expect scrap to be in sufficient supply, although at higher prices than in recent history.

We purchase a substantial portion of our iron ore requirements under long-term agreements that contain annual price adjustments that are estimated quarterly based on changes in certain price indices and our realized selling prices for certain steel products.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (Evaluation Date). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and consolidated subsidiaries required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ISG management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

While our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, the rapid growth we have experienced since we were established in February 2002 has placed a significant strain on our internal controls over financial reporting. As required by procedures established by the SEC and as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, management informed our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that significant deficiencies in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in internal controls over financial reporting under definitions established by the SEC.

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

During the third quarter 2004, we continued to implement changes to improve our internal controls over financial reporting. These changes include, among other matters, continuing to implement a new general ledger/consolidation system; develop and document our accounting policies and procedures; implement analytical review procedures, calendar schedules and checklists for the preparation of consolidated financial statements and other consolidated financial information; and conduct in-depth reviews to determine the adequacy of the accounting organization. Management intends to continue to review, revise and improve our internal controls over financial reporting until the material weaknesses are eliminated.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and assert in our Annual Report on Form 10-K for the year-ending December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management’s making a positive assertion. At this time, there is significant uncertainty regarding whether management will be able to implement the required changes to correct these material weaknesses in internal controls over financial reporting and sufficiently document and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting by December 31, 2004.

Except as noted above and the acquisition of the new HBI operating facilities, there were no other changes in our internal controls over financial reporting that occurred during the third quarter 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

At our properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is nearing completion. A report will be submitted to U.S. Environmental Protection Agency (EPA) and the New York State Department of Environmental Conservation (NYDEC) for approval. We are in the process of discussing the terms of two separate administrative consent orders with NYDEC regarding corrective measures for the site. We have estimated that the cost of performing anticipated remediation and post remediation activities will be about $71 million and will be completed over a period of 15 years or more.

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

We are required to prevent acid mine drainage from discharging to surface waters at idled mining operations in western Pennsylvania. We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to us and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. In accordance with this Consent Order and Agreement, we submitted an operational improvement plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required us to propose a long-term financial assurance mechanism. Our cost reduction plan was approved by PaDEP and on May 9, 2004, we entered into a revised Consent Order and Agreement outlining a schedule for implementation of certain improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. We expect to fund the treatment trust over a period of up to 10 years at a current target value of approximately $20 million dollars. Until the treatment trust is fully funded, we expect to pay about $1-$2 million per year for the treatment of acid mine drainage from the idled mining operation. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. We will be required to make up any deficiency in the treatment trust in the future.

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

Our facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order requiring development of a monitoring program to assess soil and groundwater conditions associated with 14 solid waste management units. The order was received on June 30, 2003 and requires submission of an investigation plan to U.S. EPA for approval. The plan was submitted to the U.S. EPA in November 2003. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of any required remediation or monitoring that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The U.S. EPA advised us in late September that they may soon issue an administrative order with respect to the oil remediation action. In addition, a solid waste landfill at Indiana Harbor will require closure and post-closure care. The total cost related to these matters that can presently be estimated is approximately $20 million.

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

At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold by ISG in April 2004 with an additional sale occurring in September 2004. Under the sales agreements, the buyers assumed financial responsibility for environmental obligations associated with the acquired property. The cost associated with anticipated environmental remediation actions on property ISG continues to own is estimated to be about $5 million.

Our facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has been operated as an integrated steel facility since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation under the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed. In January 2004, the State of Illinois filed a proceeding alleging that ISG arranged for the transport of slag waste to an off-site location without performing the necessary testing and notification to the Illinois Environmental Protection Agency and the owner of the land to which the material was sent. The matter was resolved through a Consent Order and Agreement signed by the parties on May 4, 2004, which required payment of an $80,000 civil penalty and removal of slag from the offsite location.

Our recently acquired Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas is underway. In addition, we are required to complete closure activities for a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The cost of investigative and closure activities at the site is estimated to be about $12 million.

On October 21, 2004, the PaDEP issued a notice of violation requiring inspection of underground storage tanks in Bethlehem, Pennsylvania. We do not expect any material reclamation requirements, fines or penalties relative to the inspection.

Clean Air Act

Our facilities are subject to a variety of permitting requirements under the Clean Air Act, which restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT) standards. Many of our facilities are subject to the new MACT standards, and compliance with such standards will be required by May 20, 2006. We anticipate installing controls at facilities to comply with the new MACT standards with capital expenditures of about $[90] million through 2007.

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

The U.S. EPA has alleged that an acid fume scrubber at our Indiana Harbor facility was not operated in compliance with federal hazardous air pollutant standards for HCL emissions at the time we restarted the plant. We have tentatively agreed to enter into a settlement with the U.S. EPA with respect to this matter that would require us to pay a penalty of about $43,000 and to undertake a supplemental environmental project in lieu of additional penalties with an estimated cost of about $112,000. The supplemental project is underway and we expect to complete the project by December 15, 2004.

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

On June 2, 2004, the Illinois Environmental Protection Agency issued a violation notice alleging that our Riverdale facility failed to obtain a construction and operating permit for locating or modifying existing operations. The agency may seek to impose a penalty and injunctive relief associated with its allegations, which are not expected to be material.

On September 28, 2004, the U.S. EPA issued a notice of violation to our Cleveland plant alleging that our steelmaking operations violated regulatory limitations on air emissions opacity in May and June 2004. We expect to discuss the U.S. EPA’s allegations with the agency in November 2004. The U.S. EPA may seek to impose a penalty with respect to its allegations, which is not expected to be material.

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

The Circuit Court for Baltimore County, Maryland entered into a consent decree in March 2001, which requires the installation of improvements to our Sparrow Point’s wastewater treatment plant. The improvements are now complete.

The U.S. EPA has alleged, among other things, that water discharged from a wastewater lagoon at our Indiana Harbor facility is not permitted by the facility’s national pollution discharge elimination system (NPDES) permit. It is our position that this discharge is authorized by the NPDES permit. As a result of a meeting with the U.S. EPA on February 5, 2004 and a revised order issued on June 30, 2004, ISG believes that most of the U.S. EPA’s concerns raised in the original order have been resolved. On July 20, 2004, the Indiana Department of Environmental Management issued a notice of violation to the Indiana Harbor facility alleging violations of Indiana’s water pollution control laws and regulations and the facility’s NPDES permit. The agency indicates it may seek a penalty of less than $30,000.

On June 29, 2004, IDEM issued a violation letter to our Burns Harbor facility alleging violations of the facility’s NPDES permit. The agency may seek penalties and injunctive relief associated with its allegations. Any penalties are not expected to be material.

Our Weirton facility was formerly subject to a U.S. EPA Oil Removal Order that recently has been terminated. However, we have agreed to continue oil sheen abatement activities on an ongoing basis. In addition, the facility expects to complete a tank diking program for groundwater protection and spill prevention purposes at an estimated cost of $750,000.

On September 16, 2004, the state of West Virginia Department of Environmental Protection (WVDEP) issued a Notice of Violation with respect to NPDES Discharges. ISG expects to discuss the matter with the state. WVDEP may attempt to impose a penalty on us in regard to these allegations, which is not expected to be material.

Other

We anticipate spending approximately $53 million over the next 40 years, including $5 million over the next 12 months, to address the removal and disposal of PCB equipment and asbestos material utilized in operations applications at our facilities.

There are a number of other facilities and properties, which ISG owns across the United States, which may present incidental environmental liabilities. The estimated cost of future investigations and likely remediation at these sites is estimated to be about $14 million.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

Date: November 1, 2004	/s/ Lonnie A. Arnett
By: Lonnie A. Arnett
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