Form 10-K/A
period 2003-12-31
INTERNATIONAL STEEL GROUP INC
filed 2005-03-10
CIK 1231868

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
None

     Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

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

Number of common shares outstanding as of February 29, 2004: 97,470,609

Documents incorporated by reference: The Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated into Part III.

Amendment No. 1 to the Annual Report
For the Year Ended December 31, 2003

EXPLANATORY NOTE

International Steel Group, Inc. (“ISG”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2003 (this “Amendment”) to amend its disclosure in Part II, Item 9A of its annual report on Form 10-K filed on March 11, 2004 (the “Annual Report”). The purpose of this Amendment is to provide expanded disclosure of management’s conclusions regarding ISG’s disclosure controls and procedures and changes that had been made in ISG’s internal controls over financial reporting due, in part, to the evolving requirements of compliance with Item 307 and 308(c) of Regulation S-K. ISG’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows in the Annual Report have not been changed. The complete text of the item amended is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part II, Item 9A of the Annual Report. It does not affect any other Items in the Annual Report, and those unaffected Items are not included in this Amendment.

This Amendment continues to speak as of the date of the original Annual Report and ISG has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with ISG’s other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2003 (Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ISG management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     While our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, we note that as of the Evaluation Date ISG had been a public company for only 19 days and had not made any Exchange Act filings. The rapid growth we have experienced since we were established in February 2002 has placed a significant strain on our internal controls over financial reporting, which management has been monitoring. In March 2004 management communicated to our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that significant deficiencies in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in our “internal control over financial reporting,” which are the policies and procedures in place that allow our management and employees, in the normal course of performing their assigned functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Specifically, the significant deficiencies in our internal control over financial reporting included the following items:

•	Documentation. Our financial reporting policies and procedures were not adequately documented, and we are still in the process of developing a documented closing process, including the assignment of specific responsibilities to individuals and establishment of deadlines, and a standard monthly financial closing process and calendar. In addition, records of certain journal entries along with appropriate supporting documentation have not been consistently maintained at all of our locations.

•	Consistency. Our policies and procedures in our financial reporting were not applied consistently during 2003, and some of our period-end procedures relating to certain accruals, such as workers compensation and health insurance, were not consistent across all of our facilities. We also needed to improve procedures to provide reasonable assurance that the methods to determine actual costs and to account for raw material inventories were applied consistently at our various facilities.

•	Review. We needed to improve procedures to review certain journal entries and certain account balances of our operating facilities and the reasonableness of our environmental, litigation, insurance and accounts receivable reserves. We also needed to improve the communication between our corporate headquarters and plant accounting departments, and between and within certain departments at our corporate headquarters.

•	Information Systems. Our consolidation procedures have generally involved manual, non-automated processes, and our accounting information systems need improvement.

     As discussed below, the disclosure controls and procedures utilized in the preparation of our Exchange Act filings to the present date, including this Annual Report, have included measures to provide reasonable assurance that, notwithstanding these significant deficiencies, the information required to be disclosed in these Exchange Act filings was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and was accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In preparing our Exchange Act filings, including this Annual Report, we implemented extraordinary processes and procedures to provide reasonable assurance that the significant deficiencies and material weaknesses in our internal control over financial reporting that management communicated to our Audit Committee and represented to KPMG in March 2004 were mitigated with respect to the information relating to ISG that was required to be disclosed in our Exchange Act filings. We have expended substantial financial resources, and our senior management and outside counsel have devoted significant time and attention, in support of our efforts to mitigate the effects of those weaknesses on our disclosure controls. We have placed employees with significant accounting expertise in new supervisory assignments and our management and employees have spent a substantial amount of additional time, well over and above what would normally be required within the scope of their job responsibilities, reviewing account balances and the required disclosures that were included in these filings. All of these efforts, in the aggregate, were designed to address the potential misstatements that could arise as a result of the significant deficiencies in documentation, consistency, review and information systems.

     Some of the specific steps that we took to mitigate the aggregate effect of the significant deficiencies in documentation, consistency, review and information systems on our disclosure controls included the following:

•	Additional review of account balances. Our management and employees performed additional reviews of account balances for reasonableness and for any potential misstatements arising from, among other things, lack of documentation, inconsistent application of our accounting policies and procedures and insufficient review, in each case that could potentially affect our Exchange Act filings in any material respect.

•	Additional review for misstatements arising from use of non-automated processes. Our management and employees also undertook additional review and verification steps in the preparation of our Exchange Act filings to detect any potential misstatements that may have resulted from use of manual, non-automated processes and our current information systems.

•	Additional communication among ISG personnel. In the preparation of our Exchange Act filings, our management took additional steps to provide reasonable assurance that our plant and corporate accounting staffs had adequately communicated with each other and other departments within our corporate headquarters.

•	Additional review of accruals. In the preparation of our Exchange Act filings, our management and employees spent additional time providing reasonable assurance that consolidated period-end accruals, such as accruals for workers compensation and health insurance, were reasonable.

•	Additional review of reserves. In the preparation of our Exchange Act filings, our management and employees spent additional time reviewing the consolidated reserves, particularly the environmental, litigation, insurance and accounts receivable reserves, included in our Exchange Act filings for reasonableness and the consistent application of our accounting policies.

     We believe that these extra processes and procedures, which are encompassed in our current disclosure controls, have mitigated in the aggregate the potential effect of the identified significant deficiencies in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems on the disclosure that was ultimately included in our Exchange Act filings. As a result of the above facts, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this Annual Report does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

     With respect to our internal control over financial reporting, these significant deficiencies are being discussed among management, our Audit Committee and KPMG. Management intends to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of this Report:

     The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1) Financial Statements and Schedules

     Independent Auditors’ Report

     Consolidated Statements of Operations, for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002

     Consolidated Statements of Cash Flows, for the year ended December 31, 2003 and for the period from inception, February 22, 2002, through December 31, 2002

     Notes to Consolidated Financial Statements

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

(3) Exhibits

Exhibit
Number	Description of Document
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
10.1	Credit and Guaranty Agreement, dated as of May 7, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of August 6, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.3	Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of September 30, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.4	Amended and Restated International Steel Group Inc. Officer Cash and Stock Bonus Plan dated as of July 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.5	2002 Stock Option Plan of International Steel Group Inc. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.6	Release and Settlement Agreement, dated April 22, 2003, by and between International Steel Group Inc. and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.7	Pellet Sale and Purchase Agreement, dated as of April 10, 2002 by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, ISG Cleveland Inc. and ISG Indiana Harbor, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
10.8	Asset Purchase Agreement, dated as of February 26, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.9	First Amendment to the Asset Purchase Agreement, dated as of April 11, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.10	Second Amendment to the Asset Purchase Agreement, dated as of June 4, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.11	Third Amendment to the Asset Purchase Agreement, dated as of July 8, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.12	Asset Purchase Agreement, dated as of March 12, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of April 22, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.14	Amendment No. 2 to Asset Purchase Agreement, dated as of May 6, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.15	Form of Indemnification Agreement with directors of ISG (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.16	Form of Indemnification Agreement with officers of ISG (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.17	Form of Indemnification Agreement with a person who is both an officer and director of ISG (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

21.1	List of Subsidiaries.*

23.1	Independent Auditors’ Consent.*

24.1	Power of Attorney.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit
Number	Description of Document
31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     * Filed with ISG’s original Annual Report on March 11, 2004.

(b) Report on Form 8-K

     ISG filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

     None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

By:	/s/ Leonard M. Anthony
	Name:	Leonard M. Anthony
	Title:	Senior Vice President and Chief Financial Officer

Date: March 10, 2005