Form 10-Q/A
period 2004-03-31
INTERNATIONAL STEEL GROUP INC
filed 2005-03-10
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑	AMENDMENT NO. 1 TO QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 1-31926

INTERNATIONAL STEEL GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0871875 (I.R.S. Employer Identification Number)

4020 Kinross Lakes Parkway, Richfield, Ohio (Address of Registrant’s Principal Executive Offices)	44286-9000 (Zip Code)

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

Number of shares of Common Stock, par value $0.01 per share, outstanding as of March 31, 2004: 97,828,989

Amendment No. 1 to the Quarterly Report
For the Three Months Ended March 31, 2004

EXPLANATORY NOTE

International Steel Group, Inc. (“ISG”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2004 (this “Amendment”) to amend its disclosure in Part 1, Item 4 of its quarterly report on Form 10-Q filed on May 13, 2004 (the “Quarterly Report”). The purpose of this Amendment is to provide expanded disclosure of management’s conclusions regarding ISG’s disclosure controls and procedures and changes that had been made in ISG’s internal controls over financial reporting due, in part, to the evolving requirements of compliance with Item 307 and 308(c) of Regulation S-K. ISG’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows in the Quarterly Report have not been changed. The complete text of the item amended is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part 1, Item 4 of the Quarterly Report. It does not affect any other Items in the Quarterly Report, and those unaffected Items are not included in this Amendment.

This Amendment continues to speak as of the date of the original Quarterly Report and ISG has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with ISG’s other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report, including any amendments to those filings.

PART I

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

      While our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, the rapid growth we have experienced since we were established in February 2002 has placed a significant strain on our internal controls over financial reporting. In March 2004, as required by procedures established by the SEC, management communicated to our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that significant deficiencies in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in our “internal control over financial reporting,” which are the policies and procedures in place that allow our management and employees, in the normal course of performing their assigned functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Specifically, the significant deficiencies in our internal control over financial reporting included the following items:

•	Documentation. Our financial reporting policies and procedures were not adequately documented, and we were still in the process of developing a documented closing process, including the assignment of specific responsibilities to individuals and establishment of deadlines, and a standard monthly financial closing process and calendar. In addition, records of certain journal entries along with appropriate supporting documentation have not been consistently maintained at all of our locations.

•	Consistency. Our policies and procedures in our financial reporting were not applied consistently during 2003, and some of our period-end procedures relating to certain accruals, such as workers compensation and health insurance, were not consistent across all of our facilities. We also needed to improve procedures to provide reasonable assurance that the methods to determine actual costs and to account for raw material inventories were applied consistently at our various facilities.

•	Review. We needed to improve procedures to review certain journal entries and certain account balances of our operating facilities and the reasonableness of our environmental, litigation, insurance and accounts receivable reserves. We also needed to improve the communication between our corporate headquarters and plant accounting departments, and between and within certain departments at our corporate headquarters.

•	Information Systems. Our consolidation procedures have generally involved manual, non-automated processes, and our accounting information systems are in need of improvement.

Consequently, as discussed below, our disclosure controls and procedures have included extraordinary steps and measures to provide reasonable assurance that, notwithstanding these significant deficiencies, the information required to be disclosed in our Exchange Act filings was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and was accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      In preparing our Exchange Act filings, because of these material weaknesses in our internal control over financial reporting, we implemented extraordinary processes and procedures to provide reasonable assurance that the significant deficiencies and material weaknesses in our internal control over financial reporting that management communicated to our Audit Committee and represented to KPMG in March 2004 were mitigated with respect to the information relating to ISG that was required to be disclosed in our Exchange Act filings. We have expended substantial financial resources, and our senior management has devoted significant time and attention, in support of our efforts to eliminate the deficiencies in our internal controls and to mitigate the effects of those weaknesses on our disclosure controls. We have hired additional experienced accounting personnel and placed employees with significant accounting expertise in new supervisory assignments. Our management and employees have spent a substantial amount of additional time, well over and above what would normally be required within the scope of their job responsibilities, reviewing account balances, entries, account reconciliations and the required disclosures that were included in our Exchange Act filings. All of these efforts, in the aggregate, were designed to address the potential misstatements that could arise as a result of the significant deficiencies in documentation, consistency, review and information systems.

      Some of the specific steps that we took to mitigate the aggregate effect of the significant deficiencies in documentation, consistency, review and information systems on our disclosure controls included the following:

•	Additional review for consistent application of policies and procedures. In preparing our external financial statements, our disclosure controls have included additional review by the more experienced members of our financial reporting team to provide reasonable assurance that our accounting policies and procedures, including our policies and procedures relating to cost accounting, are consistently applied. We have also been developing an accounting policies and procedures manual.

•	Additional review of account balances. Our management and employees performed additional reviews of account balances for reasonableness and for any potential misstatements arising from, among other things, lack of documentation, inconsistent application of our accounting policies and procedures and insufficient review, in each case that could potentially affect our Exchange Act filings in any material respect.

•	Additional review for potential misstatements arising from use of non-automated processes. Our management and employees also undertook additional review and verification steps in the preparation of our Exchange Act filings to detect any potential misstatements that may have resulted from use of manual, non-automated processes and our current information systems.

•	Additional communication among ISG personnel. We have implemented a system with periodic meetings of department heads. In addition, in the preparation of our Exchange Act filings, our management took additional steps to provide reasonable assurance that our plant and corporate accounting staffs had adequately communicated with each other and other departments within our corporate headquarters through frequent correspondence and scheduled meetings.

•	Additional review of accounts payable entries and accruals. In the preparation of our Exchange Act filings, our management and employees spent additional time providing reasonable assurance that goods and services received by ISG and its subsidiaries, particularly raw materials, had been recorded in the proper accounting period, and that period-end consolidated balances, such as accruals for workers compensation and health insurance and allowances for bad debts and other customer allowances, were reasonable.

•	Additional review of reserves. In the preparation of our Exchange Act filings, our management and employees spent additional time reviewing the consolidated reserves, particularly the environmental, litigation, insurance and accounts receivable reserves, included in our Exchange Act filings for reasonableness and the consistent application of our accounting policies. We increased the frequency of our meetings with outside service providers providing legal and risk management functions and increased our oversight of these providers. We also hired additional personnel, including an acting General Counsel from an outside law firm knowledgeable about ISG, and shifted more of the risk management work to our employees.

•	Development of a closing process and calendar. Our management is in the process of developing a closing calendar and checklists including assignments of responsibility.

      We believe that these extraordinary processes and procedures, which are encompassed in our current disclosure controls, mitigated in the aggregate the potential effect of the identified significant deficiencies in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems on the disclosure that was ultimately included in our Exchange Act filings. As a result of these rigorous disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this quarterly report does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

      With respect to our internal control over financial reporting, these significant deficiencies are continuing to be discussed among management, our Audit Committee and KPMG. We have begun to implement changes to improve our internal controls over financial reporting. These changes include, among other matters, appointing a new Vice President, Controller and Chief Accounting Officer and having our plant controllers report directly to that officer; reviewing the adequacy of our information technology system with an intent to either enhance or replace the system; and improving instructions to our accounting staff and the documentation of accounting policies and procedures in order to improve consistency of accounting matters. Management intends to continue to review, revise and improve our internal controls over financial reporting until the material weaknesses in internal control over financial reporting are eliminated.

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

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.
Date: March 10, 2005	/s/ Leonard M. Anthony
	By:	Leonard M. Anthony
	Title:	Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

8