Form 10-Q/A
period 2004-06-30
INTERNATIONAL STEEL GROUP INC
filed 2005-03-10
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑ AMENDMENT NO. 1 TO QUARTERLY REPORT FILED PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ______________

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

Amendment No. 1 to the Quarterly Report
For the Three Months Ended June 30, 2004

EXPLANATORY NOTE

International Steel Group, Inc. (“ISG”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2004 (this “Amendment”) to amend its disclosure in Part 1, Item 4 of its quarterly report on Form 10-Q filed on July 30, 2004 (the “Quarterly Report”). The purpose of this Amendment is to provide expanded disclosure of management’s conclusions regarding ISG’s disclosure controls and procedures and changes that had been made in ISG’s internal controls over financial reporting due, in part, to the evolving requirements of compliance with Item 307 and 308(c) of Regulation S-K. ISG’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows in the Quarterly Report have not been changed. The complete text of the item amended is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part 1, Item 4 of the Quarterly Report. It does not affect any other Items in the Quarterly Report, and those unaffected Items are not included in this Amendment.

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

     While our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date, the rapid growth we have experienced since we were established in February 2002 has placed a significant strain on our internal controls over financial reporting. As required by procedures established by the SEC and as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, in March 2004 management communicated to our Audit Committee of the Board of Directors and represented to KPMG, our independent auditors, that significant deficiencies in documentation, consistency, review and information systems, among other issues, when taken in the aggregate, amount to material weaknesses in our “internal control over financial reporting,” which are the policies and procedures in place that allow our management and employees, in the normal course of performing their assigned functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Consequently, as discussed below, our disclosure controls and procedures have included extraordinary steps and measures to provide reasonable assurance that, notwithstanding these material weaknesses, the information required to be disclosed in our Exchange Act filings was recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and was accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     KPMG issued to our Board of Directors and Audit Committee a “management letter” in June 2004 in connection with their audit of our 2003 consolidated financial statements. That letter, the substance of which had been previously discussed by KPMG with our management and Audit Committee, identified certain matters involving ISG’s internal controls over financial reporting and their operation that KPMG considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Additionally, KPMG indicated that it believed that in the aggregate these reportable conditions represent material weaknesses in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems.

     In preparing our Exchange Act filings, because of these material weaknesses in our internal control over financial reporting, we implemented extraordinary processes and procedures to provide reasonable assurance that (1) the significant deficiencies and material weaknesses in our internal control over financial reporting that management communicated to our Audit Committee and represented to KPMG in March 2004, and (2) the reportable conditions and material weaknesses in internal control over financial reporting that KPMG reported to our Audit Committee in June 2004, were mitigated with respect to the information relating to ISG that was required to be disclosed in our Exchange Act filings. We have expended substantial financial resources, and our senior management has devoted significant time and attention, in support of our efforts to eliminate the deficiencies in our internal controls and to mitigate the effects of those weaknesses on our disclosure controls. During 2004, we have hired additional experienced accounting personnel and placed employees with significant accounting expertise in new supervisory assignments. Our management and employees have spent a substantial amount of additional time, well over and above what would normally be required within the scope of their job responsibilities, reviewing account balances, entries, account reconciliations and the required disclosures that were included in ISG’s Exchange Act filings.

     The specific reportable conditions identified by KPMG, and some of the specific steps that we took to mitigate the effect of each of these reportable conditions on our disclosure controls, included the following:

•	Policies and Procedures. KPMG noted that there was an absence of consistently applied policies and procedures in our financial reporting and that there was a lack of experience and training on behalf of some of our personnel performing the financial reporting functions. To address this issue, in preparing our external financial statements, our disclosure controls have included additional review by the more experienced members of our financial reporting team to provide reasonable assurance that our accounting policies and procedures are consistently applied. We have also been developing an accounting policies and procedures manual.

•	Workload of Accounting Staff. KPMG noted that our rapid growth placed a strain on our accounting staff and that, if there was future growth and increased activity by us, additional qualified personnel would be needed. We hired and retained additional accounting personnel and reassigned certain personnel during 2004 to address this issue, and also implemented more internal review procedures than otherwise would be required.

•	Segregation of Duties. KPMG noted that there were certain situations in which the duties of members of our accounting staff were not properly segregated, such as instances where the individual responsible for maintaining accounts receivable records was also responsible for recording and processing cash receipts to the subsidiary ledger. To address this issue, our management and employees performed additional reviews of account balances that could potentially affect our Exchange Act filings in any material respect.

•	Closing and Consolidation Process. KPMG noted that we did not have a documented closing process, including the assignment of specific responsibilities to individuals and establishment of deadlines, and that our consolidation procedures generally involved manual, non-automated processes. To address this issue, our management developed a monthly financial closing process and calendar and began to develop a new financial reporting software system. Our management and employees also undertook additional review and verification steps in the preparation of our Exchange Act filings to detect any potential misstatements that may have resulted from use of manual, non-automated processes. Finally, our management spent a significant amount of time overseeing the process of preparing our Exchange Act filings and ensuring that applicable deadlines for public filing were met. Our annual report on Form 10-K for the year ended December 31, 2003 and all of our quarterly reports on Form 10-Q during 2004 to date were filed in a timely and, we believe, proper manner.

•	Interdepartmental Communication. KPMG noted that there were instances of miscommunication, delays and lack of correspondence between the corporate headquarters and plant accounting departments, and between and within certain departments at our corporate headquarters. To address this issue, we implemented a system with periodic meetings of department heads. In addition, in the preparation of our Exchange Act filings, our management took additional steps to provide reasonable assurance that our plant and corporate accounting staffs had adequately communicated with each other and other departments within our corporate headquarters through frequent correspondence and scheduled meetings.

•	Accounts Payable Cutoff. KPMG noted that we had not established sufficient period-end procedures to effectively accrue for accounts payable. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time providing reasonable assurance that goods and services received by ISG and its subsidiaries, particularly raw materials, had been recorded in the proper accounting period.

•	Journal Entry Preparation, Review and Approval. KPMG noted that certain journal entries were not reviewed and approved by someone other than the preparer prior to entry into the general ledger system, and that records of certain journal entries along with appropriate supporting documentation did not appear to be maintained. To address this issue, our management issued instructions stating that supervisors of employees preparing journal entries are responsible for reviewing all significant entries for completeness, accuracy and documentation. In addition, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing significant account balances and transactions for reasonableness.

•	Period-end Accruals. KPMG noted that we had not established sufficient period-end procedures over certain accruals, such as workers compensation and health insurance, to ensure that liabilities for these items were consistently accrued across all locations. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing such accruals at the consolidated level for reasonableness and providing reasonable assurance that appropriate adjustments were made.

•	Inventory at Outside Processors. KPMG noted that we did not have a consistent method, or efficient and effective process, to track quantity and status of inventory at outside processors. To address this issue, our system was used for all significant outside processing inventory during 2004, providing reasonable assurance that the data relating to the quantity and status of inventory at outside processors that was used in the preparation of our Exchange Act filings was reasonable.

•	Cost Accounting. KPMG noted that we did not have an adequate standard cost system or a consistent policy for the determination of actual costs. To address this issue, our management reviewed cost accounting at all locations and issued instructions to our operating locations that they should consistently use in 2004 the methods used to determine the audited costs at each operating facility for inventory at December 31, 2003.

•	Raw Material Inventory. KPMG noted that we did not have a standardized approach of accounting for raw material inventories at our various facilities. To address this issue, our management reviewed in detail the raw material and other costs used in its application of LIFO accounting at each quarter end. As with other inventory costs, operating locations were instructed to consistently use in 2004 the methods and processes that were utilized in the determination of the audited raw material costs at December 31, 2003.

•	Environmental Liabilities. KPMG suggested that the accounting department’s oversight over the development of the environmental reserves should be enhanced. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing the environmental reserves included in our Exchange Act filings. Our Controller now meets with ISG environmental personnel before the close of each quarter to discuss potential new probable environmental issues and changes in estimates of future probable spending. In addition, we transferred environmental liabilities to the corporate general ledger to facilitate the ability of our corporate accounting staff to track spending and monitor other changes to the consolidated recorded balances.

•	Litigation and Insurance Reserves. KPMG suggested that the accounting department’s oversight over the maintenance of the litigation and insurance reserves should be enhanced, and that we should consider relying less heavily on our outsourced risk management function. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing our litigation and insurance reserves included in the our Exchange Act filings. In addition, in the first quarter of 2004, we increased the frequency of our meetings with outside service providers providing legal and risk management functions and increased our oversight of these providers. We also hired additional personnel, including an acting General Counsel from an outside law firm knowledgeable about ISG, and shifted more of the risk management work to our employees.

     We believe that these extraordinary processes and procedures, which are encompassed in our current disclosure controls, mitigated the potential effect of the identified material weaknesses in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems on the disclosure that was ultimately included in our Exchange Act filings. As a result of these rigorous disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this quarterly report on 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

     With respect to our internal control over financial reporting, these reportable conditions have been discussed in detail among management, our Audit Committee and KPMG. Management has adopted and has been implementing a plan to correct these conditions and believes that the overriding issue is the lack of documented accounting policies and procedures along with inadequate accounting information technology and certain other accounting information processes.

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

INTERNATIONAL STEEL GROUP INC.

Date: March 10, 2005	/s/ Leonard M. Anthony

	By: Title:	Leonard M. Anthony Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.