Form 10-Q/A
period 2004-09-20
INTERNATIONAL STEEL GROUP INC
filed 2005-03-10
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒  AMENDMENT NO. 1 TO QUARTERLY REPORT FILED PURSUANT TO
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

Amendment No. 1 to the Quarterly Report
For the Three Months Ended September 30, 2004

EXPLANATORY NOTE

International Steel Group, Inc. (“ISG”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2004 (this “Amendment”) to amend its disclosure in Part 1, Item 4 of its quarterly report on Form 10-Q filed on November 1, 2004 (the “Quarterly Report”). The purpose of this Amendment is to provide expanded disclosure of management’s conclusions regarding ISG’s disclosure controls and procedures and changes that had been made in ISG’s internal controls over financial reporting due, in part, to the evolving requirements of compliance with Item 307 and 308(c) of Regulation S-K. ISG’s consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows in the Quarterly Report have not been changed. The complete text of the item amended is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part 1, Item 4 of the Quarterly Report. It does not affect any other Items in the Quarterly Report, and those unaffected Items are not included in this Amendment.

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

PART I
ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report (Evaluation Date). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and consolidated subsidiaries required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to ISG management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     KPMG issued to our Board of Directors and Audit Committee a “management letter” in June 2004 in connection with their audit of our 2003 consolidated financial statements. That letter identified certain matters involving ISG’s internal controls over financial reporting and their operation that KPMG considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Additionally, KPMG indicated that it believed that in the aggregate these reportable conditions represent material weaknesses in internal control over financial reporting in the areas of review, communication, documentation, consistency and information systems.

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

the our personnel performing the financial reporting functions. To address this issue, in preparing our external financial statements, our disclosure controls have included additional review by the more experienced members of our financial reporting team to provide reasonable assurance that our accounting policies and procedures are consistently applied. We have also been developing an accounting policies and procedures manual.

•	Workload of Accounting Staff. KPMG noted that our rapid growth placed a strain on our accounting staff and that, if there was future growth and increased activity by us, additional qualified personnel would be needed. We hired and retained additional accounting personnel and reassigned certain personnel during 2004 to address this issue, and also implemented more internal review procedures than otherwise would be required.

•	Segregation of Duties. KPMG noted that there were certain situations in which the duties of members of our accounting staff were not properly segregated, such as instances where the individual responsible for maintaining accounts receivable records was also responsible for recording and processing cash receipts to the subsidiary ledger. To address this issue, our management and employees performed additional reviews of account balances that could potentially affect our Exchange Act filings in any material respect.

•	Closing and Consolidation Process. KPMG noted that we did not have a documented closing process, including the assignment of specific responsibilities to individuals and establishment of deadlines, and that our consolidation procedures generally involved manual, non-automated processes. To address this issue, our management developed a monthly financial closing process and calendar and began to develop a new financial reporting software system. Our management and employees also undertook additional review and verification steps in the preparation of our Exchange Act filings to detect any potential misstatements that may have resulted from use of manual, non-automated processes. Finally, our management spent a significant amount of time overseeing the process of preparing our Exchange Act filings and ensuring that applicable deadlines for public filing were met. Our annual report on Form 10-K for the year ended December 31, 2003 and all of our quarterly reports on Form 10-Q during 2004 were filed in a timely and, we believe, proper manner.

•	Interdepartmental Communication. KPMG noted that there were instances of miscommunication, delays and lack of correspondence between the corporate headquarters and plant accounting departments, and between and within certain departments at our corporate headquarters. To address this issue, we implemented a system with periodic meetings of department heads. In addition, in the preparation of our Exchange Act filings, our management took additional steps to provide reasonable assurance that our plant and corporate accounting staffs had adequately communicated with each other and other departments within our corporate headquarters through frequent correspondence and scheduled meetings.

•	Accounts Payable Cutoff. KPMG noted that we had not established sufficient period-end procedures to effectively accrue for accounts payable. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time providing reasonable assurance that goods and services received by ISG and its subsidiaries, particularly raw materials, had been recorded in the proper accounting period.

•	Journal Entry Preparation, Review and Approval. KPMG noted that certain journal entries were not reviewed and approved by someone other than the preparer prior to entry into the general ledger system, and that records of certain journal entries along with appropriate supporting documentation did not appear to be maintained. To address this issue, our management issued instructions stating that supervisors of employees preparing journal entries are responsible for reviewing all significant entries for completeness, accuracy and documentation. In addition, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing significant account balances and transactions for reasonableness.

•	Period-end Accruals. KPMG noted that we had not established sufficient period-end procedures over certain accruals, such as workers compensation and health insurance, to ensure that liabilities for these items were consistently accrued across all locations. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing such accruals at the consolidated level for reasonableness and providing reasonable assurance that appropriate adjustments were made.

•	Inventory at Outside Processors. KPMG noted that we did not have a consistent method, or efficient and effective process, to track quantity and status of inventory at outside processors. To address this issue, our system was used for all significant outside processing inventory during 2004, providing reasonable assurance that the data relating to the quantity and status of inventory at outside processors that was used in the preparation of our Exchange Act filings was reasonable.

•	Cost Accounting. KPMG noted that we did not have an adequate standard cost system or a consistent policy for the determination of actual costs. To address this issue, our management reviewed cost accounting at all locations and issued instructions to our operating locations that they should consistently use in 2004 the methods used to determine the audited costs at each operating facility for inventory at December 31, 2003.

•	Raw Material Inventory. KPMG noted that we did not have a standardized approach of accounting for raw material inventories at our various facilities. To address this issue, our management reviewed in detail the raw material and other costs used in its application of LIFO accounting at each quarter end. As with other inventory costs, operating locations were instructed to consistently use in 2004 the methods and processes that were utilized in the determination of the audited raw material costs at December 31, 2003.

•	Environmental Liabilities. KPMG suggested that the accounting department’s oversight over the development of the environmental reserves should be enhanced. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing the environmental reserves included in our Exchange Act filings. Our Controller now meets with ISG environmental personnel before the close of each quarter to discuss potential new probable environmental issues and changes in estimates of future probable spending. In addition, we transferred environmental liabilities to the corporate general ledger to facilitate the ability of our corporate accounting staff to track spending and monitor other changes to the consolidated recorded balances.

•	Litigation and Insurance Reserves. KPMG suggested that the accounting department’s oversight over the maintenance of the litigation and insurance reserves should be enhanced, and that we should consider relying less heavily on our outsourced risk management function. To address this issue, in the preparation of our Exchange Act filings, our management and employees spent additional time reviewing our litigation and insurance reserves included in the our Exchange Act filings. In addition, in the first quarter of 2004, we increased the frequency of our meetings with outside service providers providing legal and risk management functions and increased our oversight of these providers. We also hired additional personnel, including a permanent General Counsel, and shifted more of the risk management work to our employees.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and assert in our Annual Report on Form 10-K for the year-ending December 31, 2004, whether the internal control over financial reporting at December 31, 2004 are effective. This process is ongoing. Any material weakness in internal controls over financial reporting existing at that date will preclude management’s making a positive assertion. At this time, there is significant uncertainty regarding whether management will be able to implement the required changes to correct these material weaknesses in internal controls over financial reporting and sufficiently document and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting by December 31, 2004.

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