Form 10-K
period 2004-12-31
INTERNATIONAL STEEL GROUP INC
filed 2005-03-17
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

        For the Fiscal Year Ended December 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

        For the transition period from ___________ to ___________

Commission file number 1-31926

International Steel Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0871875
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4020 Kinross Lakes Parkway, Richfield, Ohio	44286-9000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 659-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01	New York Stock Exchange

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

Yes ☑      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act. Yes ☑      No ☐

     Aggregate market value of common equity held by non-affiliates as of June 30, 2004: $2,714 million. For purposes of this calculation only, ISG common stock beneficially owned by directors and officers of ISG has been treated as held by affiliates.

     Number of common shares outstanding as of February 28, 2005: 100,035,950

PART I

ITEM 1. BUSINESS

Our Company

     International Steel Group Inc. (ISG) was formed in early 2002 by WL Ross & Co. LLC (WLR) to acquire and operate globally competitive steel facilities. Since formation, we have grown to become one of the largest integrated steel producers in North America with annual raw steel production capability of about 23 million net tons. We ship a variety of steel products from 13 major steel producing and finishing facilities in eight states. ISG has grown by acquiring out of bankruptcy the steelmaking assets of LTV Corporation (LTV), Acme Steel Corporation (Acme), Bethlehem Steel Corporation (Bethlehem), Weirton Steel Corporation (Weirton) and Georgetown Steel Corporation (Georgetown). We operate principally in one segment of business, carbon steel, and substantially all of our operations are in the United States.

     In October 2004, Ispat International N.V. (Ispat), LNM Holdings N.V. (LNM) and ISG agreed to merge in a two-step transaction. The first step, the acquisition of privately held LNM by Ispat for 100% stock consideration, was completed in December 2004. The new entity, renamed Mittal Steel N.V. (Mittal), will then acquire ISG for a combination of $21 per share in cash and a number of Mittal shares equal to $21 divided by the average closing price of Mittal for the 20 trading days prior to closing, up to a maximum of .6087 shares and a minimum of .4793 shares. The value in the merger will be $42 per ISG share if the average closing price of Mittal shares for the 20 trading days prior to the merger is between $34.50 and $43.81 per share. ISG received early termination of the waiting period under Hart-Scott-Rodino Act in December 2004. The merger of ISG and Mittal is subject to approval by the shareholders of ISG and Mittal at meetings scheduled on April 12, 2005 and satisfaction of other customary closing conditions. The transaction is expected to be completed on or around April 13, 2005.

     In April 2002, ISG acquired out of bankruptcy the principal steelmaking and steel finishing assets of LTV, including the Cleveland, Indiana Harbor and Hennepin facilities, for $83.4 million in cash plus certain assumed liabilities. These assets were idle when acquired. In addition, in May 2002, ISG purchased semi-finished and raw material inventories from LTV for $52.4 million in cash.

     In October 2002, ISG acquired out of bankruptcy Acme’s sheet strip mill and basic oxygen furnace in Riverdale, Illinois for $60.9 million in cash, plus debt and certain assumed liabilities. These assets were idle when acquired. ISG supplies Riverdale’s basic oxygen furnace with hot metal from blast furnaces at its Indiana Harbor and Burns Harbor facilities.

     In May 2003, ISG acquired out of bankruptcy substantially all of the assets of Bethlehem and its subsidiaries for $822.6 million in cash plus certain assumed liabilities. This amount is net of cash acquired and $41.1 million in cash received subsequent to the closing from Bethlehem as required in the acquisition agreements for working capital adjustments and amounts not needed for secured, priority and administrative claims. Also, this amount includes payments of $81.6 million related to the transition assistance program for United Steelworkers of America (USWA) represented former Bethlehem employees. In the Bethlehem asset acquisition, ISG acquired, among other things, steelmaking and finishing facilities at Burns Harbor, Indiana; Sparrows Point, Maryland; Coatesville, Pennsylvania; and Steelton, Pennsylvania, and rolling and finishing facilities, at Conshohocken, Pennsylvania; Lackawanna, New York; and Columbus, Ohio. The Bethlehem asset acquisition broadened ISG’s product offerings and expanded its geographic presence.

     In May 2004, ISG acquired out of bankruptcy substantially all of the assets of Weirton, based in Weirton, West Virginia for approximately $187 million cash plus certain assumed liabilities. Weirton is a significant producer of hot rolled, coated and tin mill products.

     In June 2004, ISG acquired out of bankruptcy substantially all of the assets of Georgetown, located in Georgetown, South Carolina for approximately $18 million cash plus certain assumed liabilities. Georgetown was idle when acquired, restarted in the third quarter 2004 and has the capability to produce high-quality wire rod products, which are used to make low carbon fine wire drawing, wire rope, tire cord, high-carbon machinery, and upholstery springs.

     In July 2004, ISG acquired a hot briquetted iron (HBI) facility in Point Lisas, Trinidad and Tobago for approximately $18 million in cash, including payment at the closing of certain assumed liabilities. The facility was idle when acquired and restarted in November 2004.

Steel Production

     Steel is produced either by integrated steel facilities or electric arc furnaces. Integrated mills use blast furnaces to produce hot metal typically from iron ore, limestone and coke. Coke is a refined carbon product produced by firing coal in large coke ovens. Hot metal is then converted through the basic oxygen process into liquid steel where it can be metallurgically refined. For flat rolled steel products, liquid steel is either teemed into ingots for later processing or cast into slabs in a continuous caster machine. The slabs are further shaped or rolled at a plate mill or hot strip mill. In the production of sheet products, the hot strip mill process may be followed by various finishing processes, including pickling, cold-rolling, annealing, tempering or coating processes, including galvanizing (zinc coating). These various processes are often distinct steps undertaken at different times rather than during a continuous process and may take place in separate facilities. Steel produced by integrated mills tends to be cleaner or purer than steel produced by electric arc furnaces since less scrap is used in the production process and scrap contains non-ferrous tramp elements. These purer products are more often required for value-added applications.

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

ISG’s Products

     ISG’s principal products include a broad range of hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, wire rod, rail products and semi-finished shapes to serve the automotive, construction, pipe and tube, appliance, container and machinery markets. All of these products are available in standard carbon grades as well as high strength, low alloy grades for more demanding applications. The following chart sets forth ISG’s respective product mixes based on shipments for 2004, 2003 and 2002 as well as on a pro forma basis as if the Bethlehem and Weirton acquisitions had been consummated on January 1, 2003.

	Actual			Pro Forma
	2004	2003	2002	2004	2003
Hot Rolled	41%	46%	71%	41%	41%
Cold Rolled	19%	19%	22%	18%	17%
Coated	21%	20%	7%	21%	21%
Plate	10%	8%	—	9%	8%
Tin Plate	5%	3%	—	7%	9%
Rail and other	4%	4%	—	4%	4%

	100%	100%	100%	100%	100%

     Hot-Rolled Products. All coiled flat-rolled steel is initially hot-rolled by passing a slab through a multistand rolling mill to reduce its thickness to less than 5/8 inch. Hot-rolled steel destined for the sheet market can be either shipped as black band, or cleaned in an acid bath and sold as pickled band. These products are used in non-critical surface applications such as automotive frames and wheels, construction products, pipe, off-highway equipment and guardrails.

     Cold-Rolled Products. Cold-rolled sheet is hot-rolled coil that has been further processed through a pickler and then passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold-rolling reduces gauge and hardens the steel. Further processing through an annealing furnace and a temper mill improves ductility and formability. Cold-rolling can also impart various surface finishes and textures. Cold-rolled sheet is used in among other things steel applications that demand higher surface quality, such as exposed automobile and appliance panels. Cold-rolled sheet prices are usually higher than hot-rolled steel prices. For certain applications, cold-rolled sheet is coated or painted.

     Coated Products. Either hot-rolled or cold-rolled coil may be coated with zinc, aluminum or a combination thereof to render it corrosion resistant and to improve its paintability. Hot-dipped galvanized, galvannealed, GalvalumeTM, electrogalvanized and aluminized products are types of coated steel. These are also the highest value-added sheet products because they require the greatest degree of processing and usually have the strictest quality requirements. Coated steel products are generally used in applications such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings and grain bins.

     Plate. Plate is steel that is generally more than 3/16 inch thick. It can be made on either a coiled plate mill up to 1-inch thick or a discrete plate mill. The coiled plate or discrete mill plate is then cut into sections for specific end uses. Commodity steel plate is used in a variety of applications such as storage tanks, ships and railcars, large diameter pipe and machinery parts. More specialized steel plate, such as high-strength-low alloy, heat-treated, or alloy plate, can have superior strength and performance characteristics for particular applications such as the manufacture of construction, mining and logging equipment; pressure vessels and oil and gas transmission lines; and the fabrication of bridges and buildings. Quenched and tempered plate is harder and stronger and can be used in products such as military armor and hard rock mining equipment.

     Tin Mill. Tin mill sheet steel is used to produce food and other containers. It is available as black plate, tin plate and tin-free steel. Black plate is an uncoated thin gauge cold rolled steel, tin plate is black plate electrolytically plated with metallic tin and tin-free steel is black plate that has been electrolytically plated with metallic chromium and chromium oxides. Both tin plate and tin-free steel undergo a plating process whereby the molecules from the positively charged tin or chromium anode attach to the negatively charged sheet steel. The thickness of the coating is readily controlled through regulation of the voltage and speed of the sheet through the plating area.

     Rail. Billets and blooms are fed through rollers that form rail. Rail is available in a number of sections determined by their weight per yard and relative strengths. Rail is sold to railroad companies and regional transit authorities for new track projects as well as the repair of existing track.

     Wire Rod. Billets are fed through rolls that form wire rod. Wire rod is available in a variety of grades and dimensions for further processing into wire products or fabricated to make fasteners.

Customers

     ISG sells its products to a highly diversified customer base representing all major steel-consuming markets as well as to third-party processors and service centers. Its customers are primarily in the Midwest and along the eastern seaboard of the United States. No single customer represented more than 10% of ISG’s total consolidated revenues in 2003 and 2004.

     Direct Sales to End-Users. ISG sells directly to end-users representing a wide range of consuming markets, including automotive, construction, appliance, transportation, container, machinery and equipment. Its sales, technical and engineering staff are organized with both a specific product (plate, flat rolled, tinplate and rail products) and geographic market focus.

     Sales to Intermediate Processors and Steel Service Centers. A significant portion of ISG’s sales are to intermediate processors and steel service centers. These processors and steel service centers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The additional services performed by steel service centers and processors include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping.

     Contract and Spot Sales. A significant percentage of ISG’s sales in 2003 were sold on the spot market with price terms of three months or less. In 2004, a shift towards more contract business was achieved, with over half of sales for 2004 being through longer-term customer contracts.

     International Sales. Historically, the opportunities for sales outside the United States of steel products have been intermittent and highly competitive. ISG’s export sales were $337.9 million in 2004, $165.1 million in 2003 and $2.7 million in 2002.

Sales, Customer Service and Product Development

     To service ISG’s customer base, ISG has a dedicated sales force of approximately 90 employees, who are principally aligned with its business units. Each of ISG’s major businesses has a dedicated sales and customer service staff on site that is responsible for the products produced by that particular facility. Although each sales group reports to a specific facility, it has responsibility to represent products and services produced by other divisions to increase customer convenience and maximize cross-selling opportunities. ISG’s overall sales strategy is directed by management at its corporate office and implemented by the division sales groups at each of its businesses.

     Technical resources exist within each division sales group, supported by plant technical personnel to help customers specify the proper material for each end-use. ISG has created an automotive sales group at its Burns Harbor facility to act as the focal point for ISG’s automotive sales, service and development effort.

     In connection with the Bethlehem acquisition, ISG acquired a research and product development facility and staff in Bethlehem, Pennsylvania. During 2004 and 2003, ISG spent approximately $9 million and $5 million, respectively, for research and development. In 2002, ISG did not have spending for research and development.

Backlog

     ISG had approximately $1.7 billion and $1.3 billion of backlog orders on December 31, 2004 and 2003, respectively. These backlogs consist of customer commitments that generally can be modified or terminated at any time prior to production. Typically, customers will modify or cancel orders due to major shifts in their inventory levels or market conditions that change their need for the product. ISG estimates that substantially all of its backlog will be shipped during the current year. ISG does not believe that its backlog data and comparisons of that data as of different dates are reliable indicators of future sales or future shipments.

Competition

     Competition within the steel industry, both in the United States and globally, is intense and expected to remain so. ISG’s primary U.S. competitors are United States Steel Corporation, Nucor Corporation, AK Steel Holding Corporation, Ispat Inland Inc. and IPSCO Inc. The steel market in the United States is also served by a number of non-U.S. sources and U.S. supply is subject to changes in worldwide demand and currency fluctuations, among other factors.

     More than 35 U.S. companies in the steel industry have declared bankruptcy since 1997 and have either ceased production or more often continued to operate after being acquired or reorganized. In addition, many non-U.S. steel producers are owned and subsidized by their governments and their decisions with respect to production and sales may be influenced by political and economic policy considerations rather than by prevailing market conditions. The steel industry is highly cyclical in nature and subject to significant fluctuations in demand as a result of macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry is also generally characterized by overcapacity, which can result in downward pressure on steel prices and gross margins.

     ISG competes with other flat-rolled steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum, ceramics, carbon fiber, concrete, glass, plastic and wood that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some cost advantages as a result of their different production processes.

     The competition in the discreet plate business, both carbon and alloy, is somewhat fragmented with ISG having the largest capability and the widest product range domestically.

     Price, quality, delivery and service are the primary competitive factors in all markets that ISG serves and vary in relative importance according to the product category and specific customer.

Raw Materials

     ISG’s business depends on continued access to reliable supplies of various raw materials, principally, iron ore, coal, coke, scrap, energy and industrial gases. ISG believes there will be adequate sources of its principal raw materials to meet its near term needs, although probably at higher prices than in the past.

Iron Ore

     For an integrated steelmaker, iron ore is an essential element in the production of steel. In 2004, ISG consumed approximately 16.5 million net tons of iron ore pellets and 4.1 million net tons of iron ore fines and other iron ore materials. In 2005, ISG expects to consume about 18.9 million net tons of pellets and about 4.2 million net tons of iron ore fines. Substantially all of our 2005 ore requirements are under contract or supplied by entities in which ISG maintains an ownership interest.

     During 2004, ISG signed a five-year agreement to purchase 1.7 million net tons of iron ore pellets annually, plus or minus 10% at ISG’s option, for its Sparrows Point plant. This agreement will renew on an annual basis after 2008, unless either party gives one year’s notice. Price is to be determined annually based on that year’s “European” market price.

     Cleveland-Cliffs Inc (see PART III, “ITEM 13, CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS”) is under a noncancellable contract to supply all our requirements for iron ore pellets through 2016 for our Cleveland and Indiana Harbor facilities. This agreement will renew on an annual basis after 2016, unless either party gives at least two years’ advance notice of termination. The agreement specifies product quality requirements and provides ISG with the right to negotiate price adjustments or to refuse to accept shipments of products in some circumstances. The prices ISG pays for iron ore pellets under the agreement are subject to annual adjustments for changes in certain price indices and selling prices for certain steel products. With the Weirton acquisition, ISG assumed Weirton’s agreement with Cleveland-Cliffs Inc and agreed to certain amendments as part of the assignment. Cleveland-Cliffs will supply all of Weirton’s iron ore pellets for the period 2006 to 2018 and partial requirements for 2004 and 2005. The other terms of the agreement are similar to ISG’s other iron ore pellet contract with Cleveland-Cliffs Inc but only require a one year advance notice of termination. United States Steel Corporation also supplied a portion of the requirements for iron ore pellets at the Weirton facility in 2004 and will supply a portion in 2005.

     ISG’s share of estimated recoverable reserves in the Hibbing Taconite (for additional information, see “ITEM II, BUSINESS PROPERTIES — Principal Operating Facilities — Joint Ventures” in this Annual Report) iron ore mine joint venture at December 31, 2004 is 186 million net tons of iron ore pellets. This mine and its processing facilities supply substantially all of Burns Harbor’s current annual iron ore pellet requirements and are operated by Cleveland-Cliffs Inc, which also owns 23% of the joint venture.

ISG has contracts with three international iron ore producers to supply approximately three quarters of its iron ore fines and lump ore requirements at prices determined annually based on the “European” or “Japanese” market settlement prices. The balance is purchased in the open market.

Coal and Coke

     Coke, a refined carbon product produced by baking coal to drive off volatile matter, is the principal fuel used to produce hot metal in ISG’s blast furnaces. There has been a significant increase in global coke demand in recent years driven by higher blast furnace production. From 1999 to 2004, global blast furnace iron production increased by about 190 million net tons with almost three-fourths of this growth occurring in China. Coke supply has not kept up with this increased demand. Coke capacity has declined during this same period by about 5.5 million net tons in the U.S., principally due to the increased cost of complying with environmental regulations creating a demand for merchant coke and driving domestic coke prices higher.

     In 2004, ISG consumed about 5.9 million dry net tons of coke and expects to consume about 6.1 million dry net tons of coke in 2005. ISG’s coke batteries in Warren, Ohio and Burns Harbor, Indiana are expected to supply approximately 2.2 million net tons in 2005. ISG also has contracts through 2005 for 0.3 million net tons per year, a contract through 2006 for 0.3 million net tons per year and a contract through 2020 for 0.7 million net tons per year. In 2003, ISG signed an agreement to purchase 0.55 million net tons annually beginning in 2005 from a coke oven currently being constructed. In July 2004, ISG signed a letter of intent to double the size of that coke oven, which is expected to supply ISG an additional 0.55 million net tons annually beginning in 2006. The agreement is contingent on execution of related transportation agreements, granting of certain local and state incentives, permits from various agencies and receipt of corporate approvals. In 2004, ISG consummated a long-term coke supply agreement with a subsidiary of DTE Energy Services for 0.7 million net tons in 2005 and almost 1.0 million net tons annually through 2015. With the acquisition of Weirton, ISG continued Weirton’s supply agreement with United States Steel Corporation for most of its coke requirements through 2005. Within certain limits, ISG has the ability to optimize fuel costs at its blast furnaces by switching among the fuels of coke, natural gas, oil and, at the Burns Harbor and Sparrows Point facilities, injected coal, depending on their relative costs.

     2004 short-term coke prices have surged because of strong international demand and rising ocean freight rates. ISG’s 2004 coke costs averaged approximately $75 per net ton higher than the fourth quarter of 2003. ISG and other domestic steel producers were able to raise prices in 2004, including surcharges relating to higher costs of coke and other raw materials, to recover some or all of these cost increases. However, adequate supplies of coke may not be available to ISG in the future causing potential production disruption, or prices of these supplies may continue to increase significantly. If ISG is unable to obtain an adequate supply of coke in the future it may have to use more costly alternative sources of energy or reduce production, both of which actions would have a negative impact on its earnings and cash flow from operations.

     ISG used about 4.2 million net tons of coal in 2004 and expects to consume about 4.2 million net tons in 2005. ISG has contracts for substantially all of its 2005 coal requirements for its coke oven batteries and coal injection systems at prices about $30 per ton higher than those in 2004. ISG does, however, periodically buy small amounts of coal in the spot market for specific needs.

Scrap

     Historically, ISG uses hot metal for approximately 75% of its basic oxygen furnace charge and scrap for approximately 25%. These percentages can change plus or minus 5 percentage points depending on the relative costs, availability and other factors. Approximately half of such scrap used by ISG is generated at its own facilities. ISG’s electric arc furnaces use scrap for 100% of their production, of which only a small portion is internally generated. ISG consumed 4.0 million net tons of purchased scrap during 2004. Scrap prices surged in late 2003 and, while volatile, have remained high. ISG’s 2004 scrap costs averaged approximately $100 per net ton higher than the fourth quarter of 2003. ISG expects to consume 4.1 million net tons of purchased scrap in 2005. There are no long-term scrap contracts available as all purchases are in a short-term open market. Electric arc furnaces use approximately five times more scrap per ton of liquid steel and, therefore, higher scrap cost is a competitive disadvantage for electric arc furnace steelmakers. ISG expects scrap to continue to be in sufficient supply in 2005 to satisfy its needs, although at higher prices than in recent history.

     ISG and other U.S. steel producers were able to raise prices, including surcharges related to coke, scrap and other raw materials, to recover some or all of these cost increases.

Energy and Industrial Gases

     ISG’s steel operations consume large amounts of electricity, natural gas, oxygen and other industrial gases. ISG purchases its electrical power requirements from various suppliers. In addition, ISG operates cogeneration facilities on certain of its sites that utilize waste gases from the blast furnaces to supplement its electrical power requirements and control its energy costs. ISG purchases natural gas under short-term supply contracts with a common group of suppliers. ISG uses financial instruments to hedge such purchases when appropriate. Various service providers provide transportation of the natural gas to ISG’s facilities. ISG also has several long-term contracts to supply its oxygen, hydrogen, argon and nitrogen gas requirements.

Employees

     As of December 31, 2004, ISG had approximately 15,500 employees. Since December 15, 2002, substantially all of the hourly employees at ISG’s steelmaking facilities are under collective bargaining agreements with the USWA or the Independent Steelworkers Union (ISU), which expire in late 2008 or early 2009. These agreements were ratified in February 2003 at the acquired LTV and Acme facilities, in June 2003 at the acquired Bethlehem facilities, in April 2004 at Weirton and May 2004 at Georgetown. The terms of ISG’s USWA collective bargaining agreement will also apply, subject to approval by the USWA and ratification by the covered workers, to any facilities with USWA-represented employees that ISG may acquire in the future. ISG’s collective bargaining agreements are substantially different from those historically in effect in the U.S. steel industry. ISG’s collective bargaining agreements provide for:

•	five or six-year term;

•	five job classifications with broad job descriptions;

•	increased work force flexibility;

•	base wages that increased 3% on March 31, 2004 and increase every 18 months thereafter through 2008 for the USWA;

•	base wages that increase approximately 5% in May 2005 and every 18 months thereafter through 2008 for the ISU at Weirton;

•	incentive compensation tied to productivity and profits per ton shipped;

•	benefit costs that are shared by ISG and its employees;

•	a partnership involving both the union and management;

•	flexibility to hire contractors for non-core, capital and surge work;

•	defined benefit plan for future USWA retirees under the current agreement;

•	defined contributions to current retiree healthcare benefits based principally upon profits per ton shipped; and

•	defined contributions to pensions based on the number of employees hired and hours paid.

     These features provide greater flexibility and increased productivity as compared to historical agreements at integrated steel mills. The absence of significant defined benefit pension and retiree health care plans makes ISG’s cost structure significantly more variable than most of its U.S. integrated competitors. ISG also paid substantially all of its hourly employees and frontline supervisors production bonuses during every pay period in 2004. Total variable compensation, (including production bonuses, profit sharing and contributions to pension and retiree healthcare/life insurance trusts) paid to or on behalf of union employees was about $432 million in 2004. ISG’s relations with its hourly-represented employees, the ISU and the USWA continue to be positive.

Regulatory Environment

Unfair Trade Practices and Trade Remedies

     Under international agreement and U.S. law, remedies are available to domestic industries where imports are “dumped” or “subsidized” and such imports cause material injury to a domestic industry. Dumping involves selling for export a product at a price lower than the same or similar product is sold in the home market of the exporter or where the export prices are lower than a value that typically must be at or above the full cost of production. Subsidies from governments (including, among other things, grants and loans at artificially low interest rates) under certain circumstances are similarly actionable. The remedy available is an antidumping duty order or suspension agreement where injurious dumping is found and a countervailing duty order or suspension agreement where injurious subsidization is found. When dumping or subsidies continue after the issuance of an order, a duty equal to the amount of dumping or subsidization is imposed on the importer of the product. Such orders and suspension agreements do not prevent the importation of product, but rather require either that the product be priced at an undumped level or without the benefit of subsidies or that the importer pay the difference between such undumped or unsubsidized price and the actual price to the U.S. government as a duty.

     Globally, there have been a large number of trade remedy actions in many countries to address what has been fairly massive government subsidization of producers and swings in capacity utilization of various markets. Near the end of 2004, there were some 71 orders or suspension agreements in place in the United States on imported steel mill products from various foreign countries that compete with ISG’s domestically produced product including on cut-to-length plate (31 orders or suspension agreements), clad plate (1), hot-rolled steel (20), corrosion resistant steel (8), tin mill products (1), wire rod (8) and rails (2). Such orders and suspension agreements are subject to periodic reviews under U.S. law both as to the amount of dumping or subsidization that may be continuing (in the case of suspension agreements where the terms of the suspension agreements are being honored) and to whether such orders or suspension agreements will be continued or revoked.

Section 201 Tariffs

     On March 20, 2002, in response to an investigation initiated by the office of the President of the United States under Section 201 of the Trade Act of 1974, the President of the United States imposed a remedy to address the serious injury to the domestic steel industry that was found. The remedy was an additional tariff on specific products up to 30% (as low as 9%) in the first year and subject to reductions each year. The remedy provided was potentially for three years and a day, subject to an interim review after 18 months as to continued need. On December 4, 2003 by Proclamation 7741, the President of the United States terminated the import relief provided under this law pursuant to Section 204(b) (1) (A) of the Trade Act of 1974 on the basis that “the effectiveness of the action taken under Section 203 has been impaired by changed economic circumstances” based upon a report from the U.S. International Trade Commission and the advice from the Secretary of Commerce and the Secretary of Labor. Thus, no relief under this law was provided to domestic producers during 2004.

Environmental Matters

     ISG’s operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. The prior owners of ISG’s facilities expended in the past, and ISG expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on ISG’s consolidated financial position or on ISG’s competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

RCRA

     Under RCRA and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of ISG’s major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

     At ISG’s properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is complete. A report was submitted to the U.S. Environmental Protection Agency (EPA), and the New York State Department of Environmental Conservation (NYDEC), for approval on December 17, 2004. NYDEC and ISG executed an order on consent to perform interim corrective measures at the former benzol storage tank area. This order was executed on November 26, 2004. ISG and NYDEC will be discussing additional corrective measures following the agency’s review of the site RFI. ISG has estimated that the undiscounted future cost of performing anticipated remediation and post remediation activities will be about $67 million and will be completed over a period of 15 years or more. The estimate is based on the extent of soil and groundwater contamination identified by the RFI and likely remedial alternative, including excavation and consolidation of containments in an on-site landfill and continuation of a benzol groundwater pump and treat system.

     Bethlehem, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to ISG’s Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. ISG has assumed Bethlehem’s ongoing obligations under the consent decree. The consent decree requires ISG to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray’s Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, ISG also must implement corrective measures at the Gray’s Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $43 million.

     ISG is required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. ISG entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to ISG and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, ISG submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required ISG to propose a long-term financial assurance mechanism. PaDEP approved ISG’s cost reduction plan. On May 9, 2004, ISG entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. ISG expects to fund the treatment trust over a period of up to 10 years at a current target value of approximately $20 million. Until the improvements are made and the treatment trust is fully funded, ISG expects to spend about $1 to $2 million per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, ISG could be required to make up any deficiency in the treatment trust in the future.

     ISG owns a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. ISG estimates that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $22 million.

     ISG’s facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The U.S. EPA and ISG are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $18 million.

     At ISG’s Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, ISG does not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that ISG will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is probable that ISG will incur future costs to manage this material. ISG also has a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $22 million.

     ISG’s Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any of the Cleveland facilities by either U.S. federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require installation of an engineered capping system for closure and post-closure care including groundwater monitoring in the future. The undiscounted cost of closure and post-closure care for this landfill is estimated to be approximately $13 million.

     ISG’s recently acquired Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas is underway. In addition, ISG is required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The undiscounted cost of investigative and closure activities at the site are estimated to be about $13 million.

     At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold by ISG during 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations associated with the acquired property and purchased an insurance policy sufficient to cover the estimated cost of reclamation with ISG as a beneficiary. The undiscounted cost associated with anticipated environmental remediation actions on property ISG continues to own is estimated to be about $4 million.

     ISG’s facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has produced steel since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation under the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present U.S. federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed.

Clean Air Act

     ISG’s facilities are subject to a variety of permitting requirements under the Clean Air Act that restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT), standards. Many of ISG’s facilities are subject to the new MACT standards, and compliance with such standards will be required by May 20, 2006. ISG anticipates installing controls at facilities to comply with the new MACT standards with capital expenditures of about $120 million through 2007.

     Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter, may have significant impacts on ISG in the future, although whether and how it will be affected will not be determined for many years. ISG also may be affected if the U.S. federal government or the states in which it operates begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because ISG cannot predict what requirements will be imposed on it or the timing of such requirements, it is unable to evaluate the ultimate future cost of compliance with respect to these potential developments.

Clean Water Act

     ISG’s facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulatory sources into receiving bodies of waters, such as rivers, lakes and oceans. On October 17, 2002, the U.S. EPA issued regulations that require existing wastewater dischargers to comply with new effluent limitations. Several of ISG’s facilities are subject to the new regulations, and compliance with such regulations will be required as new discharge permits are issued for continued operation.

     ISG’s Weirton facility may be subject to stipulated penalties for national pollution discharge elimination system permit excursions under a 1997 Multimedia Consent Decree. At December 31, 2004, ISG has accrued $314,000 for probable penalties related to such excursions in 2004 since the facility was acquired.

Other

     ISG anticipates spending approximately $51 million over the next 40 years, including $10 million during 2005, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

     There are a number of other facilities and properties, which ISG owns across the United States, which may present incidental environmental liabilities. The majority of these sites were formed pipe coating operations which may have impacted soils or groundwater. The estimated cost of future investigations and probable remediation at these sites is estimated to be about $12 million.

     In addition to the above matters, ISG receives notices of violation relating to minor environmental matters from time to time in the ordinary course of business. ISG does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items and none of these involve potential individual monetary sanctions in excess of $100,000.

     ISG spent approximately $132 million in 2004 for recurring costs to manage hazardous substances and pollution in ongoing operations. Spending for environmental compliance related capital expenditures to limit or monitor pollutants was $20 million in 2004. We expect to spend about $100 million in 2005 and an average of about $20 million per year for capital expenditures from 2006 through 2009 to meet environmental standards.

Intellectual Property

     ISG owns a number of U.S. and non-U.S. patents that relate to a wide variety of products and processes, has filed pending patent applications and is licensed under a number of patents. However, ISG believes no single patent or license or group of patents or licenses is of material importance to ISG’s overall business. ISG also owns registered trademarks for certain of its products and service marks for certain of its services, which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

Available Information

     ISG files annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any of the documents we file at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at www.sec.gov.

     ISG also makes available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Internet address is www.intlsteel.com.

FORWARD-LOOKING STATEMENTS

     ISG and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, news releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. These statements speak only as of the date of such statements and ISG will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding ISG’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

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

     Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect ISG’s actual results and performance include, without limitation:

•	negative overall economic conditions or conditions in the markets served;

•	competition within the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	changes in foreign currencies affecting the strength of the U.S. dollar;

•	actions by domestic and foreign competitors;

•	the inability to achieve our anticipated growth objectives;

•	changes in availability or cost of raw materials, energy or other supplies;

•	labor issues affecting ISG’s workforce or the steel industry generally; and

•	the inability to implement our operating culture and philosophy at the acquired facilities;

•	the proposed merger with Mittal Steel Company N.V. may not be consummated.

Factors that could affect our results or performance include the following:

Risks Related to the Steel Industry

Excess global capacity and the availability of competitive substitute materials have, at times, resulted in intense competition and may, in the future, cause downward pressure on prices.

     Competition within the steel industry, both domestic and worldwide, is intense and is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet customers’ product needs and delivery schedules. Our primary competitors are other integrated steel producers and mini-mills, some of which may be larger than us and have substantially greater capital resources than we do. The highly competitive nature of the steel industry periodically exerts downward pressure on prices for our products. In the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. The global steel industry is generally characterized by overcapacity, which can have a negative impact on domestic steel prices. This overcapacity has sometimes resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or, in the case of many steel producers, the elimination of gross margins.

Increased imports of steel into the United States could adversely impact domestic steel prices, which could adversely affect our sales, margins and profitability.

     Based on the American Iron and Steel Institute’s apparent steel supply (excluding semi-finished products), imports of steel into the United States constituted 21.4%, 15.8%, 20.4% of the domestic steel market supply for 2004, 2003 and 2002, respectively. Significant imports of steel into the United States have at times exerted downward pressure on domestic steel prices and substantially reduced sales, margins and profitability. We and other domestic steel producers compete with many foreign producers. Weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America, has at times resulted in lower local demand for steel products and greater steel exports to the United States at depressed prices. Foreign producers have also at times benefited from a strong U.S. dollar improving the prices of the steel they export to the U.S.

Risks Relating to the Proposed Merger of ISG and Mittal Steel Company N.V.

     On October 25, 2004, we entered into a definitive agreement with Mittal Steel Company N.V. (f/k/a Ispat International N.V.) under which we agreed to merge with a subsidiary of Mittal Steel. We refer to this transaction as the “Merger.” There are a number of risks and uncertainties relating to the Merger, including the following:

ISG’s business could be adversely impacted by the uncertainty and demands on ISG’s senior management related to the Merger.

     Uncertainty about whether and when the Merger will be completed and how the business of ISG will be operated after the Merger could adversely affect the business of ISG, whether or not the Merger is completed. These adverse effects could include damage to relationships with ISG’s customers, suppliers, employees and other constituencies. Among other things, it is possible that competitors of ISG will seek to encourage ISG’s customers, suppliers, and employees to terminate or otherwise alter their relationships with ISG in ways that would be detrimental to ISG’s financial condition and results of operations.

     ISG’s senior management has devoted significant time and attention to taking the steps required to complete the Merger, including the preparation of documents required to be filed with the SEC and other regulators, the presentation of information to investors relating to the Merger, and the preparatory steps required to provide for a smooth transition in the event that the Merger is completed. It is expected that the demands on ISG’s senior management’s time relating to the Merger will be as great, or even greater, as Mittal Steel and ISG move closer to completing the Merger. This may have an adverse effect on the results of operations of ISG, as ISG’s senior management will have less time available to devote to overseeing ISG’s business.

Failure to complete the Merger could negatively impact the stock prices and the future business and financial results of ISG.

     Although Mittal Steel and ISG have agreed, in general, to use their reasonable best efforts to take all necessary actions required to complete the Merger, it is possible that the conditions to the parties’ obligations to complete the Merger may not be fulfilled. If the Merger is not completed for any reason, ISG will be subject to many risks, including among other things:

•	having incurred certain costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisor and printing fees;

•	having had the focus of its management directed toward completing the Merger and transition planning instead of on ISG’s core business and other opportunities that could have been beneficial to ISG;

•	having a negative response from ISG’s customers, suppliers, employees, security analysts and other constituencies; and

•	being required, in certain circumstances, to pay Mittal Steel a termination fee of $130 million and, in certain circumstances, to reimburse Mittal Steel for up to $10 million of its expenses incurred in connection with the Merger.

     In addition, if the Merger is not completed, ISG would not realize any of the expected benefits from the Merger. All of these risks could have a material adverse effect on ISG’s business, stock price, financial condition and results of operations.

If the Merger is completed, the expected benefits may not be realized.

     Assuming that the Merger is completed, and taking into account the recent acquisition by Mittal Steel of LNM Holdings N.V. (“LNM Holdings”), Mittal Steel will be integrating three companies that have previously operated independently. Integrating Mittal Steel’s operations and personnel with ISG and LNM Holdings will be a complex process. Mittal Steel may not be able to integrate the operations of ISG and LNM Holdings with its operations rapidly or without encountering difficulties. The successful integration of Mittal Steel with ISG and LNM Holdings will require, among other things, integration of ISG’s, LNM Holdings’ and Mittal Steel’s products, sales and marketing operations, information and software systems, coordination of employee retention, hiring and training operations and coordination of future research and development efforts. The diversion of the attention of the combined company’s management to the integration effort and any difficulties encountered in combining operations could adversely affect the combined company’s businesses. Further, the process of combining Mittal Steel, ISG and LNM Holdings could negatively impact employee morale and the ability of Mittal Steel to retain some of its, ISG’s and LNM Holdings’ key personnel after the completion of the Merger.

Risks Related to Our Business

     Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the industries we serve.

     The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation would directly affect our levels of production and sales and earnings. The domestic steel industry has been highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and the global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for products or increase the amount of imports of steel into the United States, which could negatively impact our sales, margins and profitability.

     A prolonged weakness in the U.S. automotive industry would reduce the demand for our products, could reduce our sales and could increase our exposure to accounts receivable bad debts. A significant portion of our sales are currently sold directly to automotive customers and to intermediate steel processor and service center markets where some of our products are further processed and resold to various companies in the automotive industry. The cyclical nature of the automotive industry is caused by factors such as the level of consumer spending, the strength or weakness of the U.S. dollar and the impact of international trade and various other factors, including labor unrest and the availability of raw materials, which affect the ability of the automotive industry to build cars. Any decrease in automotive manufacturing will reduce our shipments, increase our operating costs and reduce our earnings. In addition, if automobile manufacturers choose to substitute steel with more plastics, aluminum and other steel substitutes in their automobiles, such substitutes could further reduce demand for our products.

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

     We have a limited operating history. We did not have any operations until we consummated our acquisition of the idled steelmaking assets of LTV in April 2002 and we did not begin producing steel until May 2002. We completed the acquisition of the idled steelmaking assets of Acme in October 2002 and did not generate significant revenues from those assets during 2002. We completed the acquisition of the Bethlehem steelmaking assets in May 2003 and Weirton in May 2004. We also completed the acquisition of the idled steelmaking assets of Georgetown in

June 2004 and the Trinidad Facility in July 2004. As a result, we believe the historical financial results of the acquired assets are of limited relevance in understanding our business as currently conducted.

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

     Our acquisition of the Bethlehem assets was structured for federal income tax purposes to allow us to acquire Bethlehem’s historical tax attributes, including its basis in its assets and net operating loss carryforwards, subject to certain limitations. We have not, however, obtained a ruling from the Internal Revenue Service (IRS), to that effect, nor have we undergone an IRS examination, and the IRS or courts could disagree with our position. If we do not meet certain profitability thresholds, we will not be able to realize the expected federal income tax savings related to Bethlehem’s net operating loss carryforwards and depreciable basis of plant and equipment.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

     Our business strategy will require additional substantial capital investment. We require capital for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment, completing future acquisitions and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our senior credit facilities is not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures and acquisitions, sell assets or restructure or refinance our indebtedness.

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

     We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations, and are required to maintain numerous permits and governmental approvals required for operation, concerning issues such as air emissions, wastewater discharges, solid and hazardous waste management and disposal and the investigation and remediation of contamination. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all permits, governmental approvals, applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these permits, governmental approvals, laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated. There can also be no assurance that the facilities will continue to operate in accordance with the conditions and restrictions established by the permits or approvals. Similarly, we cannot assure you that the requirements contained in such permits will not change or that the facilities will be able to renew or to maintain all permits and approvals required for continued operation of the facilities.

     If any substances are found at the facilities that are classified by applicable environmental laws, ordinances or regulations as hazardous materials, we could become liable for the investigation and removal of those substances, regardless of their source. Failure to comply with these laws, ordinances or regulations, or any change in the requirements of these laws, ordinances or regulations could result in liabilities, imposition of cleanup liens and fines and large expenditures to bring the facilities into compliance. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury. We may also be subject to future claims with respect to historic asbestos exposure relating to our acquired assets.

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

     We currently obtain most of our iron ore pellet needs for our Cleveland, Indiana Harbor and Weirton facilities from one supplier, Cleveland-Cliffs Inc, pursuant to long-term supply contracts. Additionally, as part of the Bethlehem asset acquisition, we acquired a 62.3% interest in Hibbing Taconite. Excluding tonnage applicable to interests owned by others, Hibbing Taconite is estimated to contain recoverable reserves at December 31, 2004 sufficient to produce at least 186 million net tons of iron ore pellets. This mine is operated by Cleveland-Cliffs Inc, which also owns 23% of the mine. Hibbing Taconite has mining and processing facilities, which can supply a majority of our current annual iron ore requirements for Burns Harbor. We expect these two sources will supply approximately 85% of our iron ore pellet needs in 2005. Should Cleveland-Cliffs Inc or the Hibbing Taconite mine be unable to meet our iron ore pellet needs, or should the Cleveland-Cliffs Inc contracts be terminated, we may be unable to meet our iron ore pellet needs or may be forced to obtain iron ore pellets at higher prices.

     Both the domestic and foreign supply of coke has decreased significantly over the last decade as coke suppliers have ceased operations primarily due to age of facilities and environmental issues. Global demand for coke is higher due to increased global steel demand. These supply and demand dynamics have supported higher global coke costs, which surged in early 2004. In addition to the coke we produce in our coke facilities, which amounts to about 35% of our estimated needs in 2005, we have contracts for the purchase of about 50% of our estimated future coke requirements in 2005. However, adequate supplies of coke may not be available to us in the future, or, if available, only at higher prices than the prices we currently pay. If we are unable to obtain an adequate supply of coke in the future we would have to use alternative and more costly sources of energy or reduce production, both of which actions would have a negative impact on our earnings and cash flow.

     ISG furnaces for iron making, steel making and reheating, use a variety of fuels such as natural gas, electrical power, coke, coal, and fuel oil. Flexibility exists in many applications to alternate between fuels to prioritize lower cost fuels versus higher cost fuels, and adjustments are made on a regular basis. However, this flexibility is limited to approximately 10% of fuel intake. Process requirements for natural gas and coke still require a high level of these base fuels. While we continue to evaluate additional incremental alternatives to increase flexibility beyond 10%, the opportunities are limited due to processes as well as capital return. Although we continue to evaluate our energy costs and consider ways to factor energy costs into our pricing, energy prices may increase further, which could adversely affect our production costs, competitive position, and results of operations. A substantial or prolonged increase in energy costs would have an adverse effect on our margins, earnings and cash flow.

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

     We intend to continue to pursue value-adding acquisition opportunities in the steel industry. As part of this strategy, we may expand existing facilities, build additional plants, acquire other steel assets, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. These transactions will likely involve some or all of the following risks:

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

Our level of indebtedness and other demands on our cash resources could materially adversely affect our ability to execute our business strategy.

     As of December 31, 2004, we had liquidity of $848.1 million consisting of cash and cash equivalents of $606.7 million and available borrowing capacity of $241.4 million under our revolving credit facility and total consolidated debt, including current maturities and capital lease obligations, of approximately $864.4 million. Subject to the limits contained in our senior credit facilities we may also incur additional debt in the future. In addition to the principal repayments on our outstanding debt, we have other demands on our cash resources, including, among others, capital expenditures and operating expenses.

     Our levels of indebtedness could have material effects on our operations and our ability to execute our business strategy. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, payment of dividends on our common stock, acquisitions and other general corporate purposes;

•	require us to raise additional capital through the issuance of equity, which may have a dilutive impact to existing stockholders;

•	limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have less debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	result in our failure to satisfy the financial covenants contained in our senior credit facilities or in other agreements governing our indebtedness, which could result in an event of default that, if not cured or waived, could restrict or eliminate our ability to finance the cash requirements of our business.

We may still incur significantly more debt, which could exacerbate the risks described above.

     The terms of the indenture governing our outstanding notes and our revolving credit facilities permit us and our subsidiaries to incur significant additional indebtedness in the future. As of December 31, 2004, we had approximately $241.4 million available for additional borrowing under our revolving credit facility, subject to certain conditions. All borrowings under our revolving credit facility are effectively senior to the notes to the extent of the value of the assets securing such borrowings.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowing under our senior credit facilities will be adequate to meet our future liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facilities, on commercially reasonable terms or at all.

We may incur variable rate indebtedness that subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

     Some of our future borrowings, including borrowings under our revolving credit facilities, may be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income.

Our ability and the ability of some of our subsidiaries to engage in some business transactions may be limited by the terms of our debt.

     Our revolving credit facility contains a number of financial covenants requiring us to meet financial ratios and financial condition tests, as well as covenants restricting our and our subsidiaries’ ability to:

•	incur additional debt and capital leases;

•	in the case of ISG only, pay dividends on, redeem or repurchase capital stock;

•	allow our subsidiaries to issue new stock to any person other than us or any of our other subsidiaries;

•	make investments;

•	incur or permit to exist liens;

•	enter into transactions with affiliates;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; and

•	transfer or sell our assets.

     The indenture governing the outstanding notes contains covenants that limit our ability and the ability of certain of our subsidiaries to:

•	create liens on our assets to secure debt;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or transfer all or substantially all of our assets.

     Our ability to borrow under our revolving credit facility will depend upon our ability to comply with certain covenants and our borrowing base requirements. Our ability to meet these covenants and requirements may be affected by events beyond our control and we may not meet these obligations. Our failure to comply with these covenants and requirements could result in an event of default under our revolving credit facility that, if not cured or waived, could terminate our ability to borrow further, permit acceleration of the relevant debt and permit foreclosure on any collateral granted as security under our revolving credit facility, as well as result in a default under the indenture governing the outstanding notes. If the lenders under our revolving credit facility require immediate repayment, we may not be able to repay them and also repay the outstanding notes in full.

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

     ITEM 2. PROPERTIES

     Principal Operating Facilities

     Our steel operations consist of five integrated steelmaking plants, one basic oxygen furnace/compact strip mill, three electric arc furnace plants with raw steel production capability of 23 million net tons and four finishing plants. We own all or substantially all of each plant. We also own interests in various joint ventures that support these facilities, as well as numerous raw material, railroad and transportation assets.

     Integrated Steelmaking Facilities

     Burns Harbor: Our Burns Harbor facility is located on approximately 3,300 acres in Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois. Burns Harbor is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, hot dip galvanized sheet and steel plate for use in automotive, appliance, service center, construction, and ship building applications. Burns Harbor’s iron producing facilities include a sintering plant, two coke oven batteries (one of which is under a capital lease that we expect to purchase in 2005) and, two blast furnaces with granularized coal injection capable of producing approximately 4.8 million net tons of hot metal per year. The steel producing shop consists of three basic oxygen furnaces, one degasser, two ladle treatment stations, two continuous slab casters (an 84-inch two strand and a 76-inch two strand) capable of producing approximately 4.7 million net tons of raw steel per year. Finishing facilities include an 80-inch hot-strip mill, two 80-inch continuous pickling lines, an 80-inch five-stand tandem mill, batch annealing facilities, a continuous anneal line, an 80-inch five stand temper mill, a 72-inch hot dip galvanizing line, which is capable of producing both galvanized and galvannealed sheets, and two plate mills (160-inch and 110-inch).

     Indiana Harbor: Our Indiana Harbor facility is located on approximately 1,200 acres in Indiana, 20 miles southeast of Chicago, Illinois on Lake Michigan. Indiana Harbor is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, and hot dip galvanized sheet for use in automotive, appliance, service center, tubular, strip converters, and contractor applications. Indiana Harbor’s iron producing facilities include a sintering plant and two blast furnaces capable of producing approximately 3.6 million net tons of hot metal per year. The steel producing shop consists of two basic oxygen furnaces, 2 ladle metallurgy stations, a vacuum degasser and two continuous slab casters (88-inch one strand and 80-inch one strand) capable of producing 4.0 million net tons of raw steel per year. Finishing facilities include an 84-inch hot-strip mill, a 76-inch pickle line, an 80-inch five-stand tandem mill, batch annealing facilities, a two-stand temper mill, 72-inch and 60-inch hot dip galvanizing lines.

     Cleveland: Our Cleveland facility is located on approximately 1,200 acres on opposite banks of the Cuyahoga River, near Lake Erie in Cleveland, Ohio. Cleveland is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, and electro-galvanized sheet for automotive, strip converter, service center and tubular applications. Its iron producing facilities includes a coke oven battery located in Warren, Ohio and two blast furnaces that are capable of producing approximately 3.1 million net tons of hot metal per year. Cleveland has two steel producing shops. The west side shop consists of two basic oxygen furnaces, a ladle metallurgy station and a 63-inch two strand caster. The east side shop includes two basic oxygen furnaces, a ladle metallurgy station, a degasser and a 73-inch two strand caster. The two shops combined are capable of producing approximately 3.8 million net tons of raw steel per year. Finishing facilities include an 84-inch hot strip mill, an 84-inch continuous pickling line, an 84-inch five stand tandem mill, batch annealing facilities, an 84-inch one stand temper mill and a hot dip galvanize line, currently under construction and scheduled to begin production in late 2005.

     Sparrows Point: Our Sparrows Point facility is located on approximately 3,100 acres on the Chesapeake Bay near Baltimore, Maryland. Sparrows Point is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, galvanized and Galvalume™ sheets, and tin plate products for use in the construction, service center, container, and export markets. The iron producing facilities include a sintering plant, a blast furnace with pulverized coal injection capable of producing approximately 4.0 million net tons of hot metal per year. The steel producing shop includes two vessel basic oxygen furnaces, two ladle metallurgy stations and two continuous slab casters (104-inch single strand and 89-inch single strand) capable of producing 3.9 million net tons of raw steel per year. Finishing facilities include a 68-inch hot-strip mill, a 61-inch continuous pickling line, a 67-inch continuous pickling and five stand tandem mill, a 48-inch five strand tin tandem mill, batch annealing facilities, and one continuous anneal line, a 67-inch one stand temper mill, a 48-inch hot dip galvanizing line, two 48-inch galvanize / Galvalume™ lines, tin mill facilities (one 48-inch two stand tin temper mill, a 48-inch two stand double cold reducing mill, and three 38-inch electrolytic tin plating lines). Sparrows Point’s location on the Chesapeake Bay makes it the only domestic integrated steel mill with direct ocean access and provides us with a deep-water port and the capability to ship products and receive raw materials by ship, thereby reducing our freight costs.

     Weirton: Our Weirton, West Virginia facility is located on approximately 2,700 acres near the Ohio River. Weirton is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, galvanized, electro-galvanized, and tin plate products for use in construction, service center, container and tubular markets. The iron producing shop includes two blast furnaces capable of producing approximately 2.5 million net tons of hot metal per year. The steel producing shop includes two vessel basic oxygen furnaces with two ladle treatment stations and two vacuum degassing facilities, and a 48-inch four strand continuous caster capable of producing approximately 3.0 million tons of raw steel per year. Finishing facilities include a 54-inch hot strip mill, 54-inch and 48-inch continuous picklers, two 48-inch five stand and one 48-inch four stand tandem cold mills, batch anneal, three continuous anneal lines, three temper mills, (48-inch one stand for sheet products, a 40-inch two stand and 45-inch two stand for tin products), two double cold reducing mills, two-48 inch and one 42-inch hot dip galvanizing lines, one 38-inch electro-galvanizing line, four tin plate lines.

     Riverdale: Our Riverdale, Illinois facility is located on 165 acres approximately 14 miles west of our Indiana Harbor facility. Riverdale produces hot rolled sheet for strip converter and service center applications. Hot metal is supplied from our Indiana Harbor and Burns Harbor blast furnaces to Riverdale’s basic oxygen furnaces. Principal facilities include a steel producing shop with two basic oxygen furnaces, two ladle metallurgy facilities and a 63-inch one strand continuous slab caster which uses a compact strip process capable of producing approximately 750,000 net tons of raw steel per year. This caster directly feeds a 62-inch wide tunnel furnace and a seven-stand hot-strip rolling mill. The Riverdale compact strip mill incorporates the latest casting and rolling technology designs.

     Electric Arc Furnaces

     Georgetown: Our Georgetown, South Carolina facility is located on 60 acres on Winyah Bay. Georgetown produces wire rod for use by converters and original equipment manufacturers. Steel producing facilities consist of two alternating current electric arc furnaces capable of producing approximately 1.0 million net tons of liquid steel per year, with two ladle metallurgy stations, a six strand continuous billet caster capable of producing approximately 1.0 million net tons of raw steel per year. Finishing operations include a wire rod rolling mill capable of producing 750,000 net tons of wire rod per year. At Georgetown, we also have a Direct Reduced Iron plant that is capable of producing about 550,000 metric tons annually. Georgetown’s location provides deep water access and the capability to ship products and receive raw materials by ship.

     Trinidad and Tobago: In late 2004, we restarted a Hot Briquette Iron plant in Trinidad and Tobago capable of producing at least 300,000 metric tons annually.

     Coatesville: Our Coatesville facility is located in Coatesville, Pennsylvania, about 45 miles west of Philadelphia, Pennsylvania. Coatesville is capable of producing over 450 different chemistries including a wide range of carbon and alloy discreet plate products (including carbon, high-strength, low alloy, commercial alloy, military alloy, flame-cut and clad) for use in infrastructure, chemical process facilities and shipbuilding applications. Steel producing facilities consist of an alternating current electric arc furnace capable of producing approximately 0.9 million tons of liquid steel per year, a vacuum degasser, an ingot teaming facility, and an 85-inch strand slab caster capable of producing approximately 0.8 million net tons of raw steel per year. Finishing facilities include two plate mills (a 140-inch and a 206-inch) and heat-treating facilities. An additional finishing facility in Piedmont, North Carolina provides plasma arc cutting capabilities.

     Steelton: Our Steelton facility is located in Steelton, Pennsylvania, about 100 miles west of Philadelphia, Pennsylvania. Steelton produces railroad rails, specialty blooms, and flat bars for use in railroad and forging markets. Steelton’s steel producing facilities consist of a direct current electric arc furnace capable of producing approximately 1.1 million net tons of liquid steel per year, a ladle arc reheating furnace, a vacuum degasser, a three strand continuous bloom caster and an ingot teaming facility capable of producing approximately 1.0 million net tons of raw steel per year. Finishing operations include a 44-inch blooming mill, a 28-inch rail mill, in-line rail head-hardening facilities, rail finishing and a 20-inch bar mill.

     Rolling and Finishing Facilities

     Hennepin: Our Hennepin, Illinois finishing facility is located on 861 acres on the Illinois River, about 100 miles west of Chicago, Illinois. Hennepin produces cold rolled sheet and hot dip galvanized sheet for the electrical, appliance, and construction markets. Hot band substrate is supplied from our Burns Harbor and Indiana Harbor facilities. Principal operating facilities include an 84-inch continuous pickling line, an 84 inch five strand tandem mill, batch annealing, an 84-inch temper mill and an 84-inch hot dip galvanizing line. Hennepin’s location on the Illinois River makes it capable of shipping and receiving by barge.

     Columbus Coatings: Our Columbus Coatings facility is located in Columbus, Ohio. Columbus produces hot dip galvanized sheet for the automotive market. Our Burns Harbor facility supplies cold-rolled coils and is responsible for marketing the finished product. The principal operating facility includes a 72-inch hot dip galvanizing line. We also operate a steel slitter and warehousing facility at our Columbus facility through Columbus Processing Company.

     Conshohocken: Our Conshohocken facility is located in Conshohocken, Pennsylvania, about 15 miles north of Philadelphia, Pennsylvania. Conshohocken produces both coil and discreet plate for use in construction and military applications. Slabs are provided by our Sparrows Point and Coatesville facilities. Principal facilities consist of a 110-inch Steckel mill, and heat facilities.

     Lackawanna: Our Lackawanna facility is located in Lackawanna, New York, about 5 miles south of Buffalo. Lackawanna produces cold-rolled sheet and hot dip galvanized sheet for use in the automotive and OEM markets. Hot-band substrate is supplied principally from our Burns Harbor and Cleveland facilities. Principal facilities include a 75-inch continuous pickling, a 75-inch 4-stand tandem mill, batch annealing, a temper mill, and a 72-inch galvanizing line.

     Railroad and Transportation

     We own the assets of seven short-line railroads, having sold three that were acquired from Bethlehem, that transport raw materials and semi-finished steel products within our various facilities, and an interstate truck broker that serves our facilities.

     We also operate, under long-term charters, two 1,000-foot self-unloading ore vessels that are used for the transportation of iron ore on the Great Lakes.

     ISG — Homer Research Facility

     As part of our acquisition of Bethlehem’s assets, we acquired the Homer Research Facility, a research and product development facility in Bethlehem, Pennsylvania. Our research efforts are focused on process and product technologies that will benefit our customers’ manufacturing operations.

     Joint Ventures

     Hibbing Taconite: We own a total 62.3% direct and indirect interest in Hibbing Taconite Company, located in Hibbing, Minnesota, that owns iron ore reserves and operates mines and a pelletizing plant. Hibbing Taconite has mining and processing facilities that can supply all of Burns Harbor’s iron ore pellet expected needs. We own a 90% interest in Ontario Iron Company, which is located in Hibbing, Minnesota, that owns surface, land and mineral leases used by Hibbing Taconite.

     Bethlehem Roll Technologies LLC: We own a 50% interest in Bethlehem Roll Technologies LLC, which is located in Sparrows Point, Maryland and operates a facility for grinding steel mill rolls for us and others.

     Chesapeake Heavy Machine Services, LLC: We own a 50% interest in Chesapeake Heavy Machine Services, L.L.C., which is located in Sparrows Point, Maryland and manages and markets the services of a machine shop.

     Double G Coatings Company, LP: We own a 50% interest in Double G Coatings Company, L.P., or Double G, which is located near Jackson, Mississippi. This company operates a 270,000-ton-per year sheet coating line that produces galvanized and Galvalume™ coated sheets primarily for the construction market. Sparrows Point provides cold-rolled coils for our share of production and is responsible for marketing its share of the finished product.

     WeBCo International, LLC: We own a 50% interest in WeBCo International LLC, which buys and markets non-prime steel material, principally for our Weirton operation.

     Steel Health Resources, LLC: We own a 47.5% interest in Steel Health Resources, L.L.C., which is located in Chesterton, Indiana and operates a healthcare clinic.

     Steel Construction Systems: We own a 45% interest in Steel Construction Systems, which is located in Orlando, Florida and manufactures steel studs and roll-formed trusses for residential and light commercial buildings.

     AK-ISG Metal Coatings Co: We own a 40% interest in a joint venture which operates an electro-galvanizing facility, located on the east side of our Cleveland facility.

     Indiana Pickling and Processing Company: We own a 20% interest in Indiana Pickling and Processing Company, which is located in Portage, Indiana and operates a pickling line.

     We account for all these joint ventures on the equity method except Hibbing Taconite, which is pro-rata consolidated.

ITEM 3. LEGAL PROCEEDINGS

     See “Environmental Matters” under “PART I, ITEM 1, BUSINESS” of this Annual Report for a discussion of environmental litigation and governmental proceedings.

     In the ordinary course of business, we are involved in various pending or threatened legal proceedings. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from legal proceedings and environmental remediation requirements. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to earnings that could be material to the results of operations and cash flows in a particular future quarterly or annual period. We believe that any ultimate additional liability arising from these actions, that is reasonably possible over what has been recorded, will not be material to our consolidated financial condition and sufficient liquidity will be available for required payments.

     As described elsewhere, we purchased only specified assets of Georgetown, Weirton, Bethlehem, Acme and LTV through sales in bankruptcy proceedings. The sellers in those transactions retained liability for certain claims related to the assets that we purchased, including personal injury claims. The sale orders issued by the U.S. Bankruptcy Courts having jurisdiction over each respective transaction entered orders barring assertion of claims (other than those in respect of certain specifically assumed liabilities, which did not include asbestos-related liabilities) against us related to the assets in question, and confirming that neither we nor our subsidiaries shall be responsible for any liabilities related to the assets (other than those in respect of certain specifically assumed liabilities which did not include asbestos-related liabilities). The sale orders issued by the U.S. Bankruptcy Courts also found that under no circumstances could we be deemed a successor to any of the sellers for purposes of any liabilities. We believe the manner through which our facilities were purchased in conjunction with the attendant orders of the U.S. Bankruptcy Court places us in a better position than other steelmakers with substantial exposure to asbestos-related liability or off-site environmental liability. Despite the foregoing it is possible that future claims with respect to historic asbestos exposure could be directed at us. The risk of incurring liability as the result of such claims is considered remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     ISG’s common stock is listed on the New York Stock Exchange under the stock symbol ISG and has been so listed since December 12, 2003, when it first was listed in connection with the Company’s initial public offering. The approximate number of stockholders of record of ISG’s common stock is 45 as of February 28, 2005.

     The price of ISG’s common stock on February 28, 2005 was $41.75. The quarterly high and low price for ISG common stock during 2004 follows:

Quarter	High	Low

1st quarter	$43.50	$33.70
2nd quarter	$41.50	$25.45
3rd quarter	$35.50	$27.98
4th quarter	$41.25	$27.86

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

     At December 31, 2004, the maximum available for these payments was about $260 million. We are permitted to pay cash dividends in connection with or under the terms of our employee benefit plans and stock option plans. The terms of any future credit arrangement that we enter may contain similar restrictions on our ability to pay dividends or make payments or distributions with respect to our capital stock.

Transfer Agent and Registrar

     The transfer agent and registrar for our common stock is the Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016, (800) 866-1340.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical consolidated financial data as of and for the year ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002 is derived from ISG’s audited consolidated financial statements. See PART 1, ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in this Annual Report for a description of acquisitions and other factors affecting the comparability of these amounts.

Financial and Operating Summaries

(Dollars in millions, except per share data)	2004	2003	2002
Statement of Operations Data
Net sales	$9,015.9	$4,070.0	$933.1
Costs and expenses	8,200.6	4,066.5	816.5
Interest and financing expense, net	59.6	50.9	2.6

Income (loss) before income taxes	755.7	(47.4)	114.0
(Benefit) provision for income taxes	(271.7)	(23.9)	45.9

Net income (loss)	1,027.4	(23.5)	68.1
Deemed dividend on conversion of Class B common stock	—	(73.6)	—

Net income (loss) applicable to common stock	$1,027.4	$(97.1)	$68.1

Income (loss) per share
Basic	$10.41	$(1.26)	$1.02
Diluted	$9.99	$(1.26)	$0.99
Balance Sheet Data
Cash and cash equivalents	$606.7	$193.6	$9.8
Receivables, inventories and other current assets	2,323.8	1515.0	384.5
Current liabilities	(1,381.0)	(826.5)	(234.1)

Working capital	$1,549.5	$882.1	$160.2

Property, plant and equipment, net	$1,104.9	$861.9	$244.8
Total assets	4,488.6	2,636.2	668.1
Total long-term debt and capital lease obligations	806.8	575.5	68.4
Total liabilities	2,484.5	1,680.8	363.9
Stockholders’ equity	2,004.1	955.4	304.2
Other Data
Capital expenditures	$267.2	$96.9	$55.7
Raw steel production capability at year end (net tons in thousands)	23,000	18,000	7,000
Raw steel production (net tons in thousands)	17,758	11,274	3,081
Steel products shipped (net tons in thousands)	15,545	10,406	2,602
Employees at year end	15,500	12,000	3,400
Common stock outstanding at year end (shares in thousands)	100,036	97,471	69,663

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     ISG has become one of the largest integrated steel producers in North America with annual raw steel production capability of about 23 million net tons in less than three years from its inception in February, 2002. ISG ships a variety of steel products from 13 major steel producing and finishing facilities in eight states. The Company has grown by acquiring out of bankruptcy the steelmaking assets of LTV, Acme, Bethlehem, Weirton and Georgetown (see note 3 Acquisitions in the Notes to Consolidated Financial Statements).

     In October 2004, Ispat International N.V. (Ispat), LNM Holdings N.V. (LNM) and ISG agreed to merge in a two-step transaction. The first step, the acquisition of privately held LNM by Ispat for 100% stock consideration, was completed in December 2004. The new entity, renamed Mittal Steel N.V. (Mittal), will acquire ISG for a combination of cash and stock expected to total about $4.25 billion creating the largest steel company in the world with a combined annual raw steel production capability of about 70 million net tons. The proposed merger of ISG and Mittal received early termination of the waiting period under the Hart-Scott-Rodino Act in December 2004. The merger is subject to approval by ISG and Mittal shareholders at meetings scheduled on April 12, 2005 and satisfaction of other customary closing conditions. The transaction is expected to be completed soon after the shareholders meetings.

     Historically, global steel supply exceeds demand, except in the United States where imports of steel are required to meet demand. Accordingly, when the U. S. dollar has been strong, substantial steel imports have flowed to the United States intensifying competition and placing downward pressure on domestic steel prices. The recent significant global growth in both production of and demand for steel, particularly in the People’s Republic of China, and decline in the U.S. dollar reduced imports into the domestic market. In addition, ocean going freight vessels and raw materials such as coke, iron ore and steel scrap have been in short supply, driving up prices for these commodities. Higher international raw material costs and a relatively weak U.S. dollar cause imports of foreign steel to be more expensive than domestically produced products, reducing the availability of steel imports into the domestic market. When worldwide demand is strong, there is also less incentive for foreign steel producers to ship products into the domestic market. As a result, domestic steel producers were able to raise steel prices to unprecedented levels in 2004. With a weak U. S. dollar, and continuing growth in major economies around the world, the domestic steel market conditions are generally expected to remain good for 2005. However, these favorable steel market conditions could reverse just as rapidly as they arose.

     The U.S. economy has been improving with relatively strong growth in Gross Domestic Product (GDP) in the second half of 2003 and in 2004. The consolidation within the domestic steel industry has reduced the number of competitors, mainly by financially sound producers acquiring facilities from competitors who have gone through the bankruptcy process. Consolidation and selective rationalization of some capacity could continue as evidenced by our merger announcement with Mittal. Nevertheless, competition in the industry remains strong.

Consolidated Results of Operations

     The discussion below relates to the results of ISG for each of the years ended December 31, 2004 and 2003 as well as the period from inception, February 22, 2002, through December 31, 2002. Prior to the acquisition of assets from LTV in April 2002, we had no operations. In May 2003, we acquired the assets from Bethlehem, which more than doubled our shipping capacity. In 2004, we acquired Weirton and Georgetown adding additional shipping capacity. Sales have grown 10 times from $900 million in 2002 to $9 billion in 2004. As a result of this rapid growth, our financial results for the years ended December 31, 2004 and 2003 and the period from inception, February 22, 2002, through December 31, 2002 are not comparable.

Consolidated Results of Operations for the Year Ended December 31, 2004

     For 2004, we reported net income of about $1.0 billion ($9.99 per diluted share) that included an unusual income tax benefit of about $390 million ($3.78 per diluted share). Net income excluding this tax benefit which is more indicative of ISG’s results of operation was about $638 million ($6.20 per diluted share). This unusual income tax benefit resulted from recognizing in the fourth quarter 2004 a portion of the net deferred tax asset acquired when we purchased the Bethlehem assets in 2003 in a tax-free reorganization. At December 31, 2003 we had incurred a cumulative tax loss from inception and, therefore, the estimated $1 billion deferred tax asset acquired from Bethlehem was fully offset by a valuation allowance. In 2004, ISG’s $756 million income before income taxes on net sales of about $9 billion and shipments of 15.5 million net tons, the strong global steel market, assumptions about expected future taxable income and available and prudent tax planning strategies made it “more likely than not” that ISG would realize benefits from deferred taxes. Therefore, the valuation allowance was adjusted by $390 million (see Income taxes below) in the fourth quarter.

     Our net sales per ton shipped averaged $580 for 2004 compared to $391 for 2003. Strong demand for steel products globally allowed the domestic industry to implement price increases, including surcharges to offset higher raw material costs. We also improved our product mix from a higher percent of shipments of value added coated, plate and tin plate products as well as lower percent of shipments of hot rolled products. Steel prices rose in 2004 to unprecedented levels in the third quarter but declined somewhat during the seasonally slow fourth quarter. The hot rolled spot price, a good proxy for steel pricing, was approximately $300 per ton at the end of 2003 and rose to approximately $670 per ton at the end of 2004.

     The table below shows shipments by product and certain other data for the periods shown. Pro forma information reflects the acquisitions of the Bethlehem and Weirton assets as if they had occurred on January 1, 2003. The pro forma information does not include any information related to the Georgetown asset acquisition because those assets had not operated for some period prior to our acquiring them.

		Actual		Pro Forma
	2004	2003	2002	2004	2003
Hot Rolled	41%	46%	71%	41%	41%
Cold Rolled	19%	19%	22%	18%	17%
Coated	21%	20%	7%	21%	21%
Plate	10%	8%	—	9%	8%
Tin Plate	5%	3%	—	7%	9%
Other	4%	4%	—	4%	4%

	100%	100%	100%	100%	100%

Net sales ($ millions)	$9,015.9	$4,070.0	$933.1	$9,472.6	$6,366.6
Average net sales per ton shipped	$580	$391	$359	$578	$413
Shipments (000 net tons)	15,545	10,406	2,602	16,398	15,433
Raw steel production (000 net tons)	17,758	11,274	3,081	18,468	16,861
Income (loss) before income taxes	755.7	(47.4)	114.0	799.6	109.5
Net income (loss) applicable to common ($ millions)	$1,027.4	$(97.1)	$68.1	$1,052.5	$(1.7)
Diluted income (loss) per common share	$9.99	$(1.26)	$0.99	$10.22	$(0.02)

Costs and expenses

     Cost of sales was about 87% of sales for 2004 compared to 94% in 2003. Price increases offset higher raw material and employment related costs. During 2004, our average costs per ton for coke increased about 55%, scrap about 85% and iron ore about 30%. Higher operating rates due to improved market conditions allowed us to spread fixed costs over more tons improving our margins. Employment costs were higher as a 3% wage increase for our USWA represented employees was effective at the beginning of the second quarter 2004 and production bonus payments were higher. Our total variable compensation for profit sharing for all employees and contributions to the USWA welfare benefit trust was about $267 million in 2004 compared to $9 million in 2003.

     We did not adopt LIFO for the inventories acquired in the Bethlehem acquisition in 2003. On January 1, 2004, we adopted the LIFO cost method of accounting for substantially all existing inventories. We also reduced the number of inventory pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we continue to reallocate the supply of semi-finished materials to our finishing facilities among our steel producing facilities and to reallocate the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities. Consistent with the policy adopted for inventories in the Bethlehem acquisition, we accounted for the inventories at the Weirton and Georgetown acquisitions under FIFO or average cost method during 2004. We expect to include these inventories which totaled about $295 million at December 31, 2004, in the single LIFO pool beginning in January 2005.

     The LIFO provision for 2004 was $362 million compared to only $15 million during 2003. This increase was driven principally by the significant increases in (1) the inventories included in LIFO and (2) the cost of purchased coke, scrap, iron ore and other metallics.

     Selling, general and administrative expenses increased in 2004 to $261 million, about 2.9% of sales, compared to $154 million or 3.8% of sales for 2003.

     Depreciation expense in 2004 of $129 million increased from $76.0 in 2003, principally as a result of acquisitions. Net financing expense was $60 million in 2004 compared to $51 million in 2003.

     Miscellaneous income of $17 million in 2004 resulted from our share of tariffs that the United States government collected under antidumping laws for unfairly traded imports. The “Continued Dumping and Subsidy Offset Act” enables affected producers to receive the proceeds from those tariffs.

Income taxes

     The acquisition of the Bethlehem assets in 2003 was structured as a tax-free reorganization under Internal Revenue Code (IRC) Section 368(a) (1) (G). As a result, the historical tax attributes of Bethlehem, principally net operating loss carryforward and depreciable basis in property as limited by IRC Section 382, are carried forward to ISG’s consolidated income tax returns. We estimate the net deferred tax asset as limited by Section 382 acquired from Bethlehem was about $1.0 billion. The ultimate realization of these tax benefits depends on our ability to generate sufficient future taxable income and agreement by the Internal Revenue Service. Generally accepted accounting principles allow deferred tax assets to be recorded only if based on management’s judgment sufficient evidence exists to support that it is “more likely than not” (greater than a 50% likelihood) that the tax benefits will be realized. At December 31, 2003, based on ISG’s limited two year existence and cumulative tax loss from inception, management decided that the available evidence was insufficient to conclude that it was “more likely than not” that the deferred tax asset would be realized. Accordingly, a full valuation allowance was established for the total net deferred tax asset in 2003.

     In a period of less than three years, ISG has grown from inception to become one of the largest steel producers in North America and is soon expected to become a significant portion of the largest steel company in the world. The global steel market improved significantly during 2004. ISG’s strong financial performance in 2004 confirms the benefits of its consolidation and restructuring strategy. Based on ISG’s 2004 financial results, the significant improvement in the global steel industry, assumptions about expected future taxable income and available and prudent tax planning strategies, ISG recorded an adjustment to the valuation allowance of about $390 million in the fourth quarter of 2004 on the basis that it is “more likely than not” (greater than a 50% likelihood) that a portion of ISG’s deferred tax asset would be realized. ISG’s effective tax would have been about 15% for 2004 if the valuation allowance had not been adjusted in the fourth quarter and would have been about a more typical 37% if the valuation allowance had never been recorded. The 15% effective rate for 2004 is the combined effect of the temporary differences that arose or reversed during 2004, the benefit of the NOL and IRC Section 382 depreciation limit carryforwards from 2003 and, as required by generally accepted accounting principles, the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004 without the adjustment to the valuation allowance. While there are numerous scenarios under which ISG could generate sufficient income before income taxes in the future to realize the recorded net deferred tax asset of $430 million, ISG would need to generate about $225 million of income before income taxes per year from 2005 through 2009 or about $12 to $14 per ton shipped based on annual shipments of 16 to 18 million net tons to realize that asset.

     If in the future, based on the then available “positive and negative” evidence, it is determined that the valuation allowance needs to be adjusted using the “more likely than not” criterion, we will adjust the valuation allowance through a provision or benefit for income taxes in the income statement in that period.

Consolidated Results of Operations for the Year Ended December 31, 2003

     In 2003, we had a net loss of $23.5 million ($1.26 per diluted share after the deemed dividend related to converting our class B common to common stock) on net sales of about $4.1 billion and shipments of 10.4 million net tons. In early May 2003, we completed the acquisition of substantially all of the assets of Bethlehem and its subsidiaries. We accounted for this acquisition as a business combination and the results of these former Bethlehem facilities are included in our consolidated financial statements since the date of the acquisition. The Bethlehem acquisition more than doubled our shipping capacity. Sales of these former Bethlehem operations represented about 55% of our 2003 sales. The addition of the Bethlehem facilities substantially broadened our product mix with the addition of plate, tin and rail products. It also improved our product mix by increasing the percentage of higher value-added cold rolled and coated products.

     The $32 increase in our net sales per ton from 2002 to 2003 resulted from the Bethlehem acquisition. Excluding the effect of Bethlehem’s product mix, the average price for 2003 was about $40 per ton below the 2002 price. Prices were lower, principally as a result of additional industry capacity being restarted in late 2002 that was fully operational during all of 2003, as total demand for steel remained about the same.

Costs and expenses

     Cost of sales in 2003 was about 94% of sales per ton compared to 81% in 2002. As mentioned previously, excluding the effect of the Bethlehem acquisition, average price per ton was down $40. Excluding the effect of a higher value added product mix, costs per ton shipped were higher in 2003 than in 2002 due to reduced raw steel production for the second and third quarters causing fixed costs to be absorbed over fewer net tons. In addition, 2002 results included certain low cost slabs and coils purchased initially from LTV. Our 2003 results also included $51.8 million of non-cash charges in connection with the acquisition of Bethlehem assets. Under business combination accounting, inventory acquired is recorded at a fair value that allows for a reasonable margin for costs to complete processing and selling efforts. As a result, the cost of sales was recorded at an amount greater than our costs to produce by $40.8 million. Also, Bethlehem had certain supply contracts for electricity, natural gas and coke at prices below current market rates at the acquisition date. We recognized the value of these below market contracts as an asset and were expensing this asset over the life of the associated contracts. Consequently, we recognized a non-cash charge of $11.0 million in 2003 related to these contracts. In the fourth quarter of 2003, we wrote off about $15.2 million of these intangible assets as a provision for deferred income taxes. For more information, see the discussion below on federal income tax provision. During 2003, liquidation of LIFO inventory quantities reduced cost of sales by about $9.0 million.

     In 2003, our costs increased for natural gas, coke and employment. Natural gas spot prices for facilities that were part of ISG in 2002 increased about 50% to average $5.81 per MMBTU during 2003 as compared to approximately $4 per MMBTU for 2002, or $46 million for the year. Coke costs for the facilities that were part of ISG in 2002 increased for the coke ovens and purchased coke, increasing costs about $42 million in 2003 as compared to 2002. Our employment costs were higher in 2003 as compared to 2002, principally from higher required contributions to the Steelworkers Pension Trust under our labor agreements. An expense of $2,800 per steelworker employed on the dates the labor agreements were ratified was recognized for the Bethlehem facilities in 2003 and the LTV and Acme facilities in 2002. The resulting expense was about $19.1 million and $7.6 million, respectively. In addition, 2003 includes expense of $1.50 per hour paid for steelworker’s pension for a total of about $25.9 million.

     Selling, general and administrative expenses increased in 2003 on an absolute basis from 2002 levels as a result of the acquisition of Bethlehem assets but decreased from 5.4% of sales for the period ended December 31, 2002, to 3.8% of sales for the year ended December 31, 2003.

     Depreciation expense was $76.0 million and increased from 2002 as a result of the Bethlehem acquisition.

Interest and other financing expense — net

     Interest costs increased from $2.6 million in 2002 to $50.9 million in 2003 as a result of our borrowing under our new credit facility entered into in May 2003 to finance the acquisition of Bethlehem assets and as a result of our assumption of capital leases and certain debt of Bethlehem.

Income taxes

     The acquisition of Bethlehem assets was structured as a tax-free reorganization. Accordingly, the historical tax attributes of Bethlehem as limited by IRC Section 382 are carried forward to ISG’s consolidated federal income tax return. These tax attributes include Bethlehem’s net operating loss carry forward and depreciable basis in property, plant and equipment. At the date of acquisition, the net deferred tax assets acquired were not recognized because there were a number of required actions related to, among other matters, Bethlehem’s plan of liquidation under federal bankruptcy law. During the fourth quarter of 2003, the Bankruptcy Court confirmed Bethlehem’s plan of liquidation, which subsequently became effective on December 31, 2003. Accordingly, in the fourth quarter of 2003, we determined it was appropriate to recognize the acquired net deferred tax assets and any related valuation allowance. We estimated the net deferred tax assets as limited by Section 382 acquired from Bethlehem to be about $1.0 billion. The ultimate realization of these tax benefits depends on our ability to generate future taxable income and agreement by the Internal Revenue Service to the transaction structure. Generally accepted accounting principles allow deferred tax assets to be recorded only if based on management’s judgment sufficient evidence exists to support that it is “more likely than not” (greater than a 50% likelihood) that the asset will be realized. Based on ISG’s two year limited existence and cumulative tax loss from inception, management concluded that the available evidence was insufficient to support that it was “more likely than not” that the deferred tax asset will be realized. Accordingly, a full valuation allowance was established for the Bethlehem and ISG deferred tax asset in the fourth quarter of 2003 resulting in a provision for federal income taxes of $5.3 million. In addition, generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 million of intangible assets as a provision for deferred income taxes. These adjustments combined with carrying back a portion of our 2003 tax loss to obtain a federal income tax refund resulted in an unusually high tax benefit in 2003.

Consolidated Results of Operations for the Period from February 22 (inception) through December 31, 2002

     In 2002, our first period of operation, we had net income of $68.1 million on net sales of $933.1 million and shipments of 2.6 million net tons. The substantial majority of these products were sold to third-party processors and service centers on the spot market. Our Hennepin and Riverdale facilities commenced operations in the fourth quarter of 2002. However, these facilities did not achieve their production capacities or contribute significantly to our net sales in 2002.

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

     Cost of sales was 81% of sales in 2002. Labor costs in 2002 were incurred under an interim collective bargaining agreement, which remained in place until our new collective bargaining agreement became effective on December 15, 2002. Our new agreement had a minimal impact on our results of operations for 2002, but did result in higher future costs. Our energy requirements for 2002 were purchased at both market rates and under future contracts throughout 2002. In late 2002, natural gas prices began to escalate from a price of approximately $3 per MMBTU to approximately $4 per MMBTU; however, due to forward contracts purchased at earlier prices covering approximately 70% of our requirements, there was no significant effect on our results of operations in 2002.

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

     Selling, general and administrative expenses were $50.2 million during 2002. These expenses consisted primarily of salaries and expenses for sales and marketing functions both at our corporate headquarters and each of our operating facilities, legal and professional fees and information system development costs.

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

Liquidity and Capital Resources

     Our business is capital intensive and requires substantial capital expenditures for upgrading and maintaining our equipment and remaining in compliance with environmental laws and regulations. Our short-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding debt. In 2004, we met these liquidity requirements with cash provided by operations and additional net debt.

     We define liquidity as our cash position and remaining availability under our revolving credit facility. As of December 31, 2004, we had liquidity of $848.1 million consisting of cash of $606.7 million and available borrowing capacity of $241.4 million under our revolving credit facility. As of December 31, 2003 and 2002, we had liquidity of $432.7 million and $102.9 million.

     Cash provided by operating activities for 2004 was $695.2 million. Net income was $1,027.4 million and the benefit for deferred income taxes was $429.9 million. Receivables increased as a result of higher fourth quarter sales due principally to significantly higher prices. Inventory quantities for coke, ore and scrap increased during 2004 to support our planned higher shipments during 2005. We also made advances to secure certain coke in the international market, increasing our prepaid and other current assets. Higher prices for raw materials resulted in higher accounts payable at year-end. Our fourth quarter employment cost accruals for profit sharing and VEBA are expected to be paid in early 2005. Accrued income taxes provided cash during the year as we received a refund in early 2004 for carrying back our 2003 net operating loss and we are not required to pay all our estimated 2004 income taxes until 2005. Cash provided by operations for 2003 was $288.9 million. Cash from operating activities was positive despite incurring a pre-tax loss because of $112.7 million in non-cash charges to income, principally for depreciation and deferred income taxes and reducing working capital and other items by $199.7 million. During 2002, cash used by operating activities was $104.0 million and was primarily for building working capital related to accounts receivable and inventory during the start-up of our operations.

     Cash used by investing activities was $472.7 million during 2004 largely due to acquisitions. We acquired a hot briquetted iron (HBI) facility in Point Lisas, Trinidad and Tobago and substantially all of the assets of Weirton and Georgetown for a total of about $224 million cash plus certain assumed liabilities. The amounts include $13 million paid to ISU- represented former Weirton employees. We made capital expenditures of $267 million including approximately $165 million for base maintaining and the balance for strategic investments including a caster rebuild at Burns Harbor and conversion of Cleveland’s idled continuous anneal line to an automotive quality hot dip galvanizing line. We anticipate making capital expenditures in 2005 of about $425 million including approximately $100 million for required environmental improvements largely associated with the new maximum available control technology air quality standards or MACT.

     Cash used by investing activities was $885.2 million for 2003 as we paid $822.6 million (net of cash acquired) to purchase substantially all of the assets of Bethlehem. This amount is net of cash of $41.1 million received subsequent to the closing from Bethlehem as required in the acquisition agreements for working capital adjustments and amounts not needed for secured, priority and administrative claims. Also, this amount includes payments of $81.6 million related to the transition assistance program for USWA- represented former Bethlehem employees. We made capital expenditures of $96.9 million in 2003 including rebuilding the hearth at the Indiana Harbor H-4 blast furnace that was damaged from a hot metal leak. The blast furnace is now expected to operate for at least eight to ten years before needing a major rebuild.

     Cash used in investing activities in 2002 was $185.7 million. This included $144.3 million for the acquisition of assets from LTV and Acme. Capital expenditures were $55.7 million, principally for the start-up of the previously idled LTV and Acme facilities.

     Proceeds from asset sales were $18.4 million in 2004, $34.3 million in 2003 and $14.3 million in 2002 principally for surplus non-operating assets acquired from Bethlehem and LTV. We expect such proceeds of about $30 million in 2005.

     Cash provided by financing activities for 2004 was $190.6 million. In April 2004, we issued $600 million aggregate principal amount of 6.5% Senior Notes due 2014 (the “Notes”) that were sold at 99.096% of par resulting in an effective yield to maturity of 6.625%. A portion of the proceeds from the Notes were used to repay outstanding debt totaling $323.1 million.

     Cash provided by financing activities for 2003 was $780.1 million. In May 2003, a private equity offering provided $156.7 million. In connection with the Bethlehem asset acquisition, we entered into new credit facilities, which, among other things, replaced our prior secured revolving line of credit. The new credit facilities permit borrowings up to $1.0 billion and consist of a $350.0 million revolving credit facility and $650 million term loan facilities. In December 2003, we completed our initial public offering that provided $491.6 million of net proceeds. Some of these proceeds were used to repay the term loan as required in our credit facilities. These amounts may not be reborrowed under the agreements. Cash provided by financing activities was $299.5 million in 2002 from equity offerings and net borrowings.

     No borrowings were outstanding under our revolving credit facility at December 31, 2004. The facility contains customary affirmative and negative covenants for credit facilities of this type, and customary events of default. If an event of default occurs under the facility, the lenders under the facility will be entitled to take various actions, including demanding payment for any amounts outstanding and foreclosing on any collateral. Under the facility, our pending merger is a change of control that will terminate the facility unless amended. The Notes issued in 2004 contain covenants typical of investment grade debt. At December 31, 2004, we were in compliance with all of our covenants in respect of the Notes.

     ISG expects to have sufficient liquidity to finance its operating needs for the year 2005.

Environmental Matters

     See “PART 1, ITEM 1, BUSINESS — ENVIRONMENTAL MATTERS” of this Annual Report for a discussion of ISG environmental matters.

     The table below represents the discounted amounts recorded for environmental liabilities and related changes during the years:

	2004	2003	2002
	($ millions)
Beginning balance	$208.4	$56.4	$—
Liabilities recognized at acquisition	12.1	159.0	57.2
Accretion and changes in estimates and timing of spending	15.1	1.0	3.5
Liabilities relating to properties sold	(13.2)	—	—
Spending for remediation	(17.1)	(8.0)	(4.3)

Ending balance	$205.3	$208.4	$56.4

     Undiscounted environmental expenditures related to these liabilities for the next five years and thereafter are expected to be:

2005	$41.0
2006	35.7
2007	29.0
2008	23.9
2009	23.3
Thereafter	218.9

Total—undiscounted.	$371.8

     In 2004, the Company spent about $132 million for recurring costs to manage hazardous substances and pollution in ongoing operations. Environmental compliance related capital expenditures to limit or monitor pollutants were $20 million in 2004 and the Company expects to spend an average of $35 million per year for capital expenditures through 2009 to meet environmental standards.

Contractual Obligations

     The following table sets forth our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments due by Period
			One-	Three-
(dollars in millions)		Less than	Three	Five	Beyond
At December 31, 2004	Total	one year	Years	Years	Five Years
Debt	$643.8	$1.5	$38.1	$0.6	$603.6
Guarantee of joint venture leases	10.8	2.6	5.3	2.9	0.0
Operating leases	234.6	46.8	61.2	48.0	78.6
Capital leases	225.7	56.1	10.1	11.6	147.9
Other long-term liabilities	387.3	52.7	65.8	47.4	221.4
Pensions and other retiree benefits	221.5	11.4	32.7	55.1	122.3
Purchase obligations	18,627.4	2,206.1	3,193.3	2,861.0	10,367.0

	$20,351.1	$2,377.2	$3,406.5	$3,026.6	$11,540.8

     Purchase obligations include long-term contracts for our requirements of certain commodities at current prices and others on a take or pay basis but exclude purchase orders issued in the ordinary course of business, because they generally are cancelable if our needs change. We expect to purchase goods and services on such ordinary course purchase orders of about $6 to 7 billion per year over the next few years. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation — factors that are largely beyond our control. We believe that cash flow from operations, together with other available sources of funds including additional borrowings under our credit facilities will be adequate for at least the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements, including purchase obligations. However, we cannot assure that our operating results, cash flow and capital resources will be sufficient for repayment of our debt in the future.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued the following Statement of Financial Accounting Standards (SFAS) that ISG had not adopted as of December 31, 2004:

•	SFAS No. 151, Inventory Costs. This statement amends the guidance to require abnormal amounts for idle facility expense, freight, handling costs, and wasted material to be treated as current period expense. ISG was already accounting for these items as current period expense, so this statement will not impact our financial statements.

•	SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. ISG has had no transactions that are covered by this statement; so this statement should not impact our financial statements.

•	SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends the guidance that provided an exception to the principle that exchanges of nonmonetary assets should be based on the fair values exchanged, unless the transaction does not result in a culmination of the earnings process. Now, all nonmonetary exchanges must be recorded at fair value, unless the exchange has no commercial substance. This statement applies prospectively to exchanges that occur after fiscal periods beginning after June 15, 2005 but application is permitted to exchanges occurring in fiscal periods after this statement was issued. The nonmonetary asset exchange described in Note (11) Commitments occurred in 2003 before this statement was issued so this statement does not impact our current financial statements but will affect accounting for future similar transactions.

•	SFAS No. 123 (revised 2003), Share-Based Payment. This statement amends the guidance to require the use of the fair value based measurement in accounting for share based payment arrangements and eliminates the use of the intrinsic value method previously allowed. ISG was already accounting for share based compensation under the fair value method so this statement will not impact our financial statements.

•	Recent consensuses of the Emerging Issues Task Force were not material to ISG’s financial statements.

New accounting standards required to be adopted during 2004 were not material to ISG’s financial statements.

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

     Purchase Accounting. Accounting for acquisitions requires us to allocate the cost of the enterprise to the specific assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Accounting principles allow us up to one year to acquire all necessary valuation information for the allocation. Subsequent changes in fair value estimates after the one year period are not recognized until a transaction occurs or an impairment of a long-lived asset is required. While independent appraisals and other valuations are used to allocate the cost of acquisitions, management is still required to make significant estimates and assumptions, for example, regarding the timing of the sale of certain surplus assets acquired that are not expected to be used in our business. In addition, when the fair value of the assets acquired exceeds their cost, we are required to pro rate that excess to reduce non-current assets making the amount assigned to all assets and liabilities more important.

     Revenue Recognition. Sales are recognized upon shipment in accordance with specific customer instructions and all substantial risks of ownership are transferred to the customer. Shipments are made only under a valid contract or purchase order where the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Sales are made with no rights to return product, other than for defective materials. ISG provides a full allowance for estimated claims for products that have been shipped that may not meet customer specifications and other adjustments. The allowance is calculated based on claims that have been submitted but not resolved and anticipated future claims based on historical experience. The allowance for claims and other adjustments is a component of the accounts receivable allowances disclosed on the balance sheet and the provision for claims and other adjustments is a component of net sales. The adequacy of the allowance is periodically reviewed by comparison to actual experience. Claims and other adjustments in any future period arising from sales in 2004 could differ from our current estimates.

     Allowances for Bad Debts. We evaluate the collectability of our receivables on a regular basis based on a combination of factors. When we become aware that it is likely that a customer may not meet its financial obligations to us, such as in the case of bankruptcy or deterioration in the customer’s financial performance, we record a specific allowance for bad debts to reduce the related receivable to the amount we reasonably expect to collect. We also record allowances for accounts receivable for all other customers based on a variety of factors, including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables are adjusted. Bad debts have not been significant since inception. The allowance for bad debts is included as a component of accounts receivable allowances disclosed on the balance sheet and could change if our estimates at December 31, 2004, prove excessive or inadequate.

     Inventories. We have used LIFO inventory accounting for about 80% of our inventories at December 31, 2004. Consistent with our prior practice for acquisitions, we did not adopt LIFO for the inventories at the Weirton and Georgetown acquisitions during 2004, but expect to include that inventory in our single LIFO pool beginning January 2005. We also periodically evaluate our inventory carrying value to provide reasonable assurance that the amounts are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Such lower of cost or market write-downs are typically infrequent under LIFO inventory accounting.

     Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying value of long-lived assets used in operations, consisting of property, plant and equipment and intangible assets, regularly and when specific indicators of impairment, such as reductions in demand or significant economic factors are present. Our policy is to determine whether the carrying value of an asset is impaired based on a comparison to the undiscounted estimated future cash flows from the asset. If such a comparison indicated that there is impairment, the impaired asset would be written down to fair value, which is typically calculated using estimated future cash flows and a discount rate based upon our weighted average cost of capital. Significant management judgment is required in the forecast of future operating results that is used in the preparation of estimated future cash flows and others may reasonably arrive at different conclusions. It is reasonably possible that actual future net sales and the remaining estimated economic life of the assets could differ from the estimates used to assess the recoverability. In that event, impairment charges or shortened useful lives of certain long-lived assets could be required. To date, no material impairments have been recognized.

     Deferred Income Taxes. Our acquisition of the assets of Bethlehem was structured under the federal Internal Revenue Code to allow us to acquire the historical tax attributes of Bethlehem’s assets and net operating loss carryforwards within certain limitations. Generally accepted accounting principles allow us to record such deferred tax assets only when based on available “positive and negative” evidence it is “more likely than not” (a likelihood of more than 50%) that we will realize these tax benefits. At December 31, 2003, ISG had less than two years of operations and those resulted in a cumulative tax loss. Accordingly, there was insufficient evidence to support recognizing the asset at that date and we established a full valuation allowance at December 31, 2003, for our net deferred tax asset acquired from Bethlehem and those generated by ISG. Because the fair value of the Bethlehem net assets acquired exceeds our cost, we are required to reduce the fair value assigned to noncurrent assets other than deferred taxes. If we had determined that it was “more likely than not” that we would realize these deferred tax assets based on available evidence at December 31, 2003, it was possible that we could have recognized an extraordinary gain in 2003 after reducing all of the Bethlehem noncurrent assets to zero. In the fourth quarter of 2003, we realized certain tax benefits from the Bethlehem acquisition. Generally accepted accounting principles required that we reduce any long-term intangible assets acquired from Bethlehem before recognizing any benefit for income taxes in the income statement. Accordingly, we wrote off $15.2 million of intangible assets through the provision for deferred income taxes in 2003.

     As previously discussed, the global and domestic steel industry has been undergoing significant consolidation and restructuring. In a period of less than three years, ISG has grown from inception to one of the largest steel producers in North America with 2004 sales of about $9 billion and income before income taxes of about $756 million. After the planned merger with Mittal in April 2005, ISG will become a significant portion of the largest steel company in the world. ISG’s strong financial performance in 2004 confirms the benefits of its consolidation and restructuring strategy. Because of these 2004 financial results, combined with the significant improvements that occurred in the global steel industry during 2004, assumptions about expected future taxable income and available and prudent tax planning strategies, ISG concluded that it is “more likely than not” (a likelihood of more than 50%) that a portion of ISG’s deferred tax asset will be realized. Accordingly, ISG adjusted the valuation allowance in the fourth quarter of 2004 through a benefit for income taxes in the income statement. While there are numerous scenarios under which ISG could generate sufficient income before income taxes in the future to realize the recorded net deferred tax asset of $430 million, ISG would need to generate about $225 million of income before income taxes per year from 2005 through 2009 or about $12 to $14 per ton shipped based on annual shipments of 16 to 18 million net tons to realize that asset.

     Significant judgment is required in determining the appropriate valuation allowance, if any, under the “more likely than not” criterion and others could come to different conclusions. If in the future, based on the then available “positive and negative” evidence, it is deemed that the valuation allowance needs to be adjusted using the “more likely than not” criterion, we will adjust the valuation allowance through a provision or benefit for income taxes in the income statement in that period.

     Our income tax returns are subject to audits by the Internal Revenue Service and state tax authorities. To date, we have not been audited by any of these authorities. Because of uncertainties in interpretations of certain IRC Section 382 regulations, ISG has not recorded potential deferred tax assets related to the tax basis of certain depreciable assets acquired from Bethlehem in excess of the values assigned to those assets under generally accepted accounting principles that are not probable of being realized. These uncertainties will be resolved through the Internal Revenue Service audit process. We believe that the outcome of any future audits would not have a material adverse impact on the Company’s financial position, cash flows or results of operations.

     Environmental and Other Contingencies. We are currently engaged in the investigation and remediation of environmental contamination at a number of our facilities pursuant to both federal and state environmental laws. For a more detailed site-by-site discussion, see "PART 1, ITEM 1, BUSINESS — ENVIRONMENTAL MATTERS” in this Annual Report. We are subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of soils and groundwater. We recognize a liability for environmental remediation costs when it is probable that such remediation will be required and we can estimate the amount. Environmental liabilities assumed in connection with the acquisition of steel facilities and other assets are recorded based on engineering estimates performed by independent consultants at fair value based on the present value of the estimated future cash payments discounted at 8%. Environmental liabilities that are not recorded as part of a business combination are not discounted. There are numerous uncertainties over both the timing and the ultimate costs that we expect to incur with respect to this work. Significant judgment is required in making these estimates and it is reasonable that others may come to different conclusions. If, in the future, we are required to investigate and remediate any currently unknown contamination and waste on properties we own, we may record significant additional liabilities. Also, if our estimates of the cost to remediate currently known contamination and waste change, we will reduce or increase the recorded liabilities through credits or charges in our income statement.

     Pensions and Other Postemployment Benefits. Accounting for defined benefit pensions and other postemployment benefits requires the use of actuarial techniques and assumptions including, among others, assumptions about employees’ future retirement decisions, mortality of participants, future increases in wages and health care costs, discount and interest rates and plan continuation. These assumptions have a material impact on the net obligation disclosed in the notes to the consolidated financial statements and the amount recognized as expense for a year. For example, we do not plan to continue to provide retiree medical benefits after the expiration of the current labor agreement with the United Steelworkers of America in 2008. Accordingly, we assume that only those who are eligible and choose to retire under the current labor agreement will receive retiree medical benefits. We are also assuming that the elimination of this retirement benefit in 2008 will not significantly affect the ages at which our employees choose to retire. In addition, the current retiree medical benefit plan requires that plan beneficiaries pay premiums in 2011 to cover any costs per capita increases after 2008. Changing these assumptions would have a significant impact on our disclosed obligation and annual expense for other postemployment benefits.

     A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effect (dollars in millions):

	Increase	Decrease
Effect on total annual service and interest cost components	$0.6	$(0.6)
Effect on accumulated postretirement benefit obligation	8.5	(7.9)

     As a result of the Bethlehem and Weirton acquisitions, ISG is required to provide lifetime medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) to the Bethlehem and Weirton retirees and their surviving spouses. Upon a retiree’s death, his or her surviving spouse and dependent children may elect coverage up to an additional 36 months. ISG charges the participants a premium to participate in this program, and individuals who leave the program may not re-enter. Persons with ongoing illnesses or a high expectation of using healthcare services are more likely to enroll in this program than others. COBRA regulations preclude the use of a factor to reflect this phenomenon in establishing premiums. Therefore, ISG is likely to incur healthcare costs in excess of the premium amounts received from the participants. Accordingly, we recorded an actuarial liability in connection with these acquisitions based on assumptions regarding the number of participants who will remain in the COBRA plan and their health status. Differences between our future experience and the actuarially expected amounts will be amortized over the expected remaining lives of the participants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to certain risks associated with the fluctuation in interest rates and prices of consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and certain non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At December 31, 2004, we held cash flow hedges with respect to natural gas and zinc with the effective portion of such instruments reflected in accumulated other comprehensive income. We conduct the majority of our business in the United States and all of our revenues and expenses are transacted in U.S. dollars. As a result, our results of operations are not directly materially affected by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

     Energy costs expose us to cost volatility particularly on natural gas requirements. Based on combined pro forma 2004 production, a $1 per MMBTU change in natural gas prices would have changed production costs by approximately $7.6 million per month. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. At any point in time, we may utilize some or all of these hedging instruments in our portfolio. We are also exposed to interest rate risk arising from the variable rate financing on any future borrowings against our revolving credit facility. There were no borrowings on this facility in 2004. On December 31, 2004, all of ISG’s outstanding debt was at fixed interest rates.

     Also, see previous discussion of coal, coke and steel scrap in “PART 1, ITEM 1. BUSINESS — RAW MATERIALS.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ISG’s Financial Statements and the accompanying Notes that are filed as part of this Report are listed under “PART IV, ITEM 15. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K” and are set forth on pages F-1 through F-28 immediately following the signature pages of this Annual Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

     ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS

(a) Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining a system of internal control over financial reporting for ISG. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

     Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of ISG’s system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we identified three material weaknesses in internal control over financial reporting as of December 31, 2004, as follows:

•	Deficiencies in policies and procedures relating to the inadequate review of information associated with the accumulation of various costs incurred for raw material, semi-finished and finished inventories, including the accounting for inter-company profit and inclusion of all appropriate costs in ending inventory balances. These deficiencies could result in material errors in the Company’s accounting for inventories and cost of sales.

•	Deficiencies in policies and procedures associated with a lack of access controls and security of certain computer systems, including electronic spreadsheets used in the compilation and presentation of the Company’s financial information, which could result in material errors in a significant number of account balances and disclosures due to a lack of integrity of the data used in preparing the Company’s consolidated financial statements.

•	Deficiencies in policies and procedures associated with the Company’s fraud risk prevention controls related to adequate segregation of duties in the recording of revenue and the related accounts receivable, including verification of customer invoice pricing and approval of credit memos, which could result in material errors in the Company’s accounting for revenue transactions and related accounts receivable.

    As a result of the aforementioned material weaknesses, the Company concluded that ISG’s system of internal control over financial reporting was not effective as of December 31, 2004. Our assessment of the effectiveness of ISG’s internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(b) Changes in Internal Control Over Financial Reporting During the Fourth Quarter of 2004

     During the fourth quarter 2004, we continued to implement a new general ledger/consolidation system and continued to improve documentation of our accounting policies and procedures. There were no other changes in our internal controls over financial reporting that occurred during the fourth quarter 2004 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

(c) Management’s Report on Disclosure Controls

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of December 31, 2004 (Evaluation Date).

     In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to ISG that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to ISG’s management as appropriate to allow timely decisions regarding required disclosure. These processes and procedures are designed to, among other things, mitigate the effect of the aforementioned material weaknesses in our internal control over financial reporting on information relating to ISG that was required to be disclosed in our Exchange Act filings. We have expended substantial financial resources, and our senior management and accounting staff has devoted significant time and attention, in support of these efforts.

     Some of the specific steps that we took to mitigate the effect on our disclosure controls of each material weakness disclosed above that could have potentially affected our Exchange Act filings include, for example: we issued instructions to all of our locations that they should consistently use in 2004 the methods used to determine the audited costs for inventory at December 31, 2003, and reviewed in detail our cost accounting and related valuation of our inventories at all of our locations as part of our year- end LIFO accounting procedures; undertook substantial additional review and verification of account balances at year-end to detect any potential misstatements that may have resulted from lack of adequate controls over end user computing; and undertook substantial additional reviews at year-end to detect any potential misstatements that may have resulted from inadequate segregation of duties over revenue and the related accounts receivable activities.

     We believe that these extraordinary processes and procedures, which are encompassed in our current disclosure controls, mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on the disclosure that was ultimately included in our Exchange Act filings. As a result of these rigorous disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this annual report on form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

     There may be deemed to be an inconsistency between our conclusion as to material weaknesses in our internal control over reporting and our view as to our disclosure controls. However, as explained below, based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to ISG and its consolidated subsidiaries required to be disclosed in Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to ISG management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding this disclosure. Our Chief Executive Officer and Chief Financial Officer reached this conclusion notwithstanding the existence of material weaknesses in ISG’s internal control over financial reporting, because they believe that the extraordinary processes and procedures described above mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on ISG’s disclosure controls and procedures. We note that the scope of, and interrelation between, disclosure controls and internal control over financial reporting is not yet well defined by law, regulation or interpretation. We believe, however, that there are significant differences between disclosure controls and procedures and internal control over financial reporting. If, on the other hand, disclosure controls and procedures and internal control over financial reporting are ultimately determined to effect substantially the same standard under these circumstances, then in such case, ISG’s disclosure controls and procedures also would have been ineffective as of the Evaluation Date for precisely the same reasons that we have concluded that ISG’s system of internal control over financial reporting was not effective as of the Evaluation Date.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
International Steel Group Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (see Item 9A (a)), that International Steel Group Inc. and subsidiaries (ISG, Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ISG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

•	Management identified deficiencies in the Company’s policies and procedures relating to the inadequate review of information associated with the accumulation of various costs incurred for raw material, semi-finished and finished inventories, including the accounting for inter-company profit and inclusion of all appropriate costs in ending inventory balances, which could result in material errors in the Company’s accounting for inventories and cost of sales.

•	Management identified deficiencies in the Company’s policies and procedures associated with a lack of access controls and security of certain computer systems, including electronic spreadsheets used in the compilation and presentation of the Company’s financial information, which could result in material errors in a significant number of account balances and disclosures due to a lack of integrity of the data used in preparing the Company’s consolidated financial statements.

•	Management identified deficiencies in the Company’s policies and procedures associated with the Company’s fraud risk prevention controls related to adequate segregation of duties in the recording of revenue and the related accounts receivable, including verification of customer invoice pricing and approval of credit memos, which could result in material errors in the Company’s accounting for revenue transactions and related accounts receivable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ISG as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004, and for the period from inception, February 22, 2002, through December 31, 2002. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, ISG has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s Report on Disclosure Controls (Item 9A (c)) discloses conclusions of the Company’s Chief Executive Officer and Chief Financial Officer that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective. Such information is inconsistent with the information disclosing management’s conclusion in Management’s Report on Internal Control over Financial Reporting (Item 9A(a)) that, due to the existence of material weaknesses as of December 31, 2004, the Company’s system of internal control over financial reporting was not effective.

/s/ KPMG LLP

Cleveland, Ohio

March 15, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors and Executive Officers of the Registrant

     The directors and executive officers of International Steel Group Inc. as of February 28, 2005 are as follows:

Name	Age	Position
Wilbur L. Ross	67	Chairman of the Board of Directors
Rodney B. Mott	53	President, Chief Executive Officer and Director
V. John Goodwin	61	Chief Operating Officer
Leonard M. Anthony	50	Chief Financial Officer
Lonnie A. Arnett	59	Vice President, Controller and Chief Accounting Officer
Jerome V. Nelson	44	Vice President, Sales & Marketing
Gordon C. Spelich	46	Vice President, Business Development
Karen A. Smith	50	Vice President, Human Resources
Carlos M. Hernandez	50	General Counsel and Secretary
Rand V. Araskog	73	Director
William C. Bartholomay	76	Director
James C. Boland	65	Director
Peter J. Powers	60	Director

Wilbur L. Ross, Jr. has served as the Chairman of the ISG board of directors since ISG’s inception. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC, a merchant banking firm, a position he has held since April 2000. Mr. Ross is also the Chairman and Chief Executive Officer of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., Asia Recovery Fund, Asia Recovery Fund, Asia Recovery Fund Co-Investment, Nippon Investment Partners and Absolute Recovery Hedge Fund. Mr. Ross is also the general partner of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., Asia Recovery Fund, and Absolute Recovery Hedge Fund. Mr. Ross is also Chairman of International Coal Group, Inc., International Textiles Group, Inc. and Nano-Tex, LLC in the United States. Mr. Ross is a board member of Insuratex, Ltd. in Bermuda, Nikko Electric Co. and Ohizumi Manufacturing Company in Japan, Tong Yang Life Insurance Co. in Korea, and of Syms Corp., Clarent Hospital Corp. and News Communications Inc. in the United States. Mr. Ross is also a member of the Business Roundtable. Previously, Mr. Ross served as the Executive Managing Director at Rothschild Inc., an investment banking firm, from October 1974 to March 2000. Mr. Ross was also formerly Chairman of the Smithsonian Institution National Board.

Rodney B. Mott has served as ISG’s President and Chief Executive Officer and a member of the ISG board of directors since April 2002. Mr. Mott has over 30 years of management experience in the metals industry. He served as President and Chief Executive Officer of Pechiney Rolled Products, an aluminum rolling company and a division of Pechiney SA from January 2000 to August 2001. From 1987 to 2000 Mr. Mott held various positions with Nucor Corporation, a mini-mill steel producer, including Vice President/General Manager of Nucor Steel, a division of Nucor Corporation, at the Blytheville, Arkansas and Berkley, South Carolina facilities. Prior to joining Nucor, Mr. Mott was Superintendent of Operations at Lone Star Steel from 1986 to 1987. He began his metals management career at U.S. Steel’s Fairless Hills operation, where he held positions of increasing responsibility during a 14-year career from 1971 to 1986. Mr. Mott is also a board member of the American Iron and Steel Institute and the National Association of Manufacturers.

     V. John Goodwin has been our Chief Operating Officer since March 2003. Prior to that, he served as Chairman and Chief Executive Officer of Steel Consultants from 2000 to February 2003. Mr. Goodwin has 35 years of leadership experience in the American steel industry including 27 years with U.S. Steel, an integrated steel producer. During his service with U.S. Steel, Mr. Goodwin held positions of increasing responsibility including serving as General Manager of Gary Works from 1987 to 1994, General Manager of Mon Valley Works from 1984 to 1987 and various supervisory and management positions at Fairless Works from 1967 to 1984. After leaving U.S. Steel, Mr. Goodwin assumed the position of CEO/COO of National Steel from 1994 to 1996. Mr. Goodwin was also the former President and General Manager of Beta Steel Corp. from 1998 to 2000.

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

     Gordon C. Spelich has been our Vice President, Business Development since April 2002. Prior to joining ISG, Mr. Spelich worked as an independent consultant serving the steel industry from September 2001 until April 2002. Prior to that, Mr. Spelich served as Vice President of Operations at Pechiney Rolled Products, an aluminum rolling company and a Division of Pechiney S.A. from March 2000 to September 2001 and Manager, Operations at Nucor Steel, a mini-mill steel producer, from October 1991 to March 2000.

     Karen A. Smith has been our Vice President, Human Resources since January 2004 and previously served as Assistant Vice President & Corporate Manager Human Resources since April 2002. Prior to that, she held various positions in Human Resources and Benefits at Pechiney Rolled Products, LLC, an aluminum rolling company and a Division of Pechiney S.A., from October 1992 to March 2002, including Benefits Administrator, Benefits Manager, and Manager Benefits and Compensation.

     Carlos M. Hernandez has served as General Counsel and Secretary of the Company since September 2004. From March 2000 until August 2004, Mr. Hernandez served in various positions in the law department of Fleming Companies, Inc., including as Executive Vice President, General Counsel and Secretary. Fleming Companies, Inc. filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code on April 1, 2003. From 1981 until 1999, Mr. Hernandez held various positions of increasing responsibility in the law department of Armco Inc. and subsidiaries, and from October to December of 1999 he was an attorney with AK Steel.

     Rand V. Araskog has served as a director since March 2004. Mr. Araskog is the retired chairman and chief executive officer of ITT Corporation, a diverse, global engineering company, and served as chairman of the National Security Telecommunications Advisory Committee from 1982 to 1984. For the past five years, Mr. Araskog has been self-employed as a private investor. He currently is a member of the boards of ITT Industries, ITT Educational Services and Rayonier, Inc.

     William C. Bartholomay has served as a director of ISG since April 2002. Mr. Bartholomay currently serves as Vice Chairman of Willis Group Holdings, Inc., an insurance brokerage and financial services company, which he joined in August 2003. Prior to that time he served as the President of Near North National Group, an insurance brokerage and financial services company, a position which he had held for more than five years. Mr.

Bartholomay also serves as the Chairman Emeritus of the Atlanta Braves baseball team and as a director of both WMS Industries Inc., a gaming manufacturer, and Midway Games Inc., a publisher of entertainment software.

     James C. Boland has served as a director since March 2004. Mr. Boland was President and CEO of the Cleveland Cavaliers, a professional basketball team and the Gund Arena Company, a professional sports and entertainment management company, from 1998 to 2002 and has served as the Vice Chairman from 2003 to the present. Mr. Boland is also a 34-year veteran of Ernst & Young, where he served in numerous capacities, including vice chairman and regional managing partner. He is currently a member of the boards of Invacare Corporation, The Sherwin-Williams Company and Goodyear Tire & Rubber Company.

     Peter J. Powers has served as a director since March 2004. Mr. Powers founded Powers Global Strategies, LLC, a consulting firm, in 1998, where he currently serves as President and Chief Executive Officer. Mr. Powers has also served as First Deputy Mayor of the City of New York. Mr. Powers has also had a 25-year career as an attorney, certified public accountant and consultant. He is currently a member of the boards of Fox Entertainment Group and NDS Group, Plc.

     On October 15, 2001, Bethlehem and 22 of its subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court. As described above, some of our officers were employed by Bethlehem at the time it filed for bankruptcy.

Code of Ethics; Committee Charters; Corporate Governance Guidelines

Independence of Directors

     To assist it in making its independence determinations, the Board has adopted categorical standards to identify relationships that are deemed to impair a director’s independence. If none of the relationships enumerated in the categorical standards are present, a director will be deemed to be independent. These categorical standards are attached as an annex to our Guidelines on Significant Corporate Governance Issues, a copy of which is posted on our website at www.intlsteel.com and a printed copy will be furnished upon request to: Investor Relations, International Steel Group Inc., 4020 Kinross Lakes Parkway, Richfield, Ohio 44286. These categorical standards, which are consistent with the general requirements of independence under the New York Stock Exchange (“NYSE”) rules, provide as follows:

1.	A director who is an employee or whose immediate family member is an executive officer, of ISG or any of its controlled affiliates is not independent until three years after the end of such employment relationship.

2.	A director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from ISG, other than the normal compensation and benefits for service as a director (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 in such compensation. Compensation received by an immediate family member for service as a non-executive employee of ISG need not be considered in determining independence under this test.

3.	A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of ISG is not independent until three years after the end of either the affiliation or the auditing relationship.

4.	A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of ISG’s present executives serves on that company’s compensation committee is not independent until three years after the end of such service or employment relationship.

5.	A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of another company that makes payments to, or receives payments from, ISG for property or services in an amount which in any single fiscal year exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, is not independent until three years after falling below such threshold.

6.	A director who serves as an executive officer of a charitable organization that receives contributions from ISG in any single fiscal year in excess of the greater of $1 million or 2% of such charitable organization’s consolidated gross revenues is not independent until three years after falling below such threshold.

7.	A director who has any other material ongoing relationship with ISG will not be considered independent for as long as such relationship is ongoing.

     The Board has determined that Messrs. Araskog, Bartholomay, Boland and Powers all qualify as independent under these categorical standards of independence and under the rules of the NYSE. The non-management directors will meet in regularly scheduled executive sessions, outside of the presence of management. The Board has selected Mr. Ross to preside at these executive sessions. The independent directors will also meet alone as a group on at least an annual basis.

Committees of the Board of Directors

     Our Board currently has standing Audit, Compensation, and Nominating and Corporate Governance Committees.

Audit Committee

     Our Audit Committee currently consists of Messrs. Araskog, Bartholomay and Boland (Chairman). The Board has determined that all members of the Audit Committee satisfy ISG’s categorical standards of independence as well as the applicable independence requirements for Audit Committee members under NYSE listing standards and federal securities laws, and that all members of the Audit Committee are financially literate as required by the NYSE listing standards. The Board has also determined that Messrs. Araskog and Boland are “audit committee financial experts” as defined by the SEC and that each has accounting or related financial management expertise as required by the NYSE listing standards. For more information on the relevant work experience of Messrs. Araskog and Boland supporting this determination, see the biographical information presented under Directors and Executive Officers of the Registrant on page 40. Mr. Boland currently serves on the audit committee of three other public companies and Mr. Bartholomay serves on the audit committee of two other public companies. The Board has determined, after considering the extensive experience in accounting and service on public company audit committees of Messrs. Boland and Bartholomay, respectively, and taking into account their respective other work commitments, that their service on these other audit committees does not undermine their ability to serve on our Audit Committee. The Audit Committee has adopted a charter to govern its activities, a copy of which is posted on our website at www.intlsteel.com and a printed copy will be furnished upon request to: Investor Relations, International Steel Group, Inc., 4020 Kinross Lakes Parkway, Richfield, Ohio 44286.

Compensation Committee

     Our Compensation Committee currently consists of Messrs. Araskog, Bartholomay (Chairman) and Powers. The Compensation Committee reviews, approves and makes recommendations to the Board concerning our compensation practices, policies and procedures for our executive officers. The Compensation Committee’s duties also include, among other things, establishing executive compensation policies and programs, reviewing and approving executive officer compensation, recommending incentive compensation plans and equity-based plans, administering compensation plans, overseeing regulatory compliance with respect to compensation matters, reviewing employment and severance agreements with our executive officers, and reviewing director compensation. The Audit Committee has adopted a charter to govern its activities, a copy of which is posted on our website at www.intlsteel.com and a printed copy will be furnished upon request to: Investor Relations, International Steel Group, Inc., 4020 Kinross Lakes Parkway, Richfield, Ohio 44286.

Nominating and Corporate Governance Committee

     Our Nominating and Corporate Governance Committee currently consists of Messrs. Araskog (Chairman), Bartholomay and Powers. The duties of the Nominating and Corporate Governance Committee include, among other things, identifying individuals qualified to become members of our Board, recommending candidates to fill vacancies and newly-created positions on our Board, recommending whether incumbent directors should be nominated for re-election to our Board, and developing and recommending corporate governance principles applicable to our Board and our employees. The Nominating and Corporate Governance Committee has adopted a charter to govern its activities, a copy of which is posted on our website at www.intlsteel.com and a printed copy will be furnished upon request to: Investor Relations, International Steel Group, Inc., 4020 Kinross Lakes Parkway, Richfield, Ohio 44286.

Communications With The Board

     Interested parties, including stockholders, may communicate with the Board by sending a written communication addressed to:

Board of Directors — Stockholder Communication
Attention: Investor Relations
International Steel Group Inc.
4020 Kinross Lakes Parkway
Richfield, Ohio 44286

     Communications that are intended specifically for any individual director, including the non-management directors as a group or the director presiding over the meeting of non-management directors (currently Mr. Ross), should clearly state the name of the individual director or group of directors that is the intended recipient of the communication, which will be forwarded to the designated person. We reserve the right not to forward materials that are clearly of a marketing or otherwise extraneous nature.

Agreements Regarding Board Representation

     Under our collective bargaining agreement with the USWA has the right to nominate one individual to serve as a member of our Board. The individual must be acceptable to the Chairman of the Board, which acceptance may not be unreasonably withheld. If the size of the Board increases to more than 14 members, the USWA has the right to nominate one additional director. Any nominated individual who is elected as a director will be subject to all fiduciary responsibilities to us and our stockholders. No current member of the Board is a nominee of the USWA.

Code of Business Conduct and Ethics

     All of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other executive officers, are required to comply with our Code of Business Conduct and Ethics. The purpose of these corporate policies is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner, and the Audit Committee has oversight responsibility with respect to compliance. The text of our Code of Business Conduct and Ethics is available on our website at www.intlsteel.com and a printed copy will be furnished upon request to: Investor Relations, International Steel Group, Inc., 4020 Kinross Lakes Parkway, Richfield, Ohio 44286.

     We will also post on our web site any amendment to, or waiver from, a provision of our policies as required by law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934 which were furnished to ISG during or with respect to 2004 by persons who were, directors or officers of ISG or beneficial owners of more than 10% of the outstanding shares of common stock, no such person failed to file on a timely basis any report required by such section during 2004.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     Annual compensation paid to ISG’s named executive officers consists of salary and cash bonus awards. Unless otherwise indicated, the following table sets forth the cash compensation, as well as other compensation paid or accrued by ISG, since its inception, to its chief executive officer and each of the next five most highly compensated executive officers, serving as such as of December 31, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
				Other		Securities
				Annual		Underlying	SAR		All Other
Name	Year	Salary	Bonus	Comp.		Options	Awards		Comp.
Mott, Rodney B. (1)	2004	$650,000	$1,950,000	$37,182	(2)	—			$
President & Chief Executive Officer	2003	$533,000	$500,000	$—		115,840			$
	2002	$333,333	$632,867	$52,836	(3)	2,968,400			$962,481	(4)
Goodwin, Vincent J. (5)	2004	$360,416	$1,081,248	$65,922	(6)	—			$
Chief Operating Officer	2003	$291,667	$175,000	$24,399	(7)	144,800			$
Anthony, Leonard M. (8)	2004	$320,833	$962,500	$42,494	(7)	—			$
Chief Financial Officer	2003	$200,000	$135,000	$20,163	(7)	144,800			$
Mang, John C, III (9)	2004	$250,000	$750,000	$24,938	(10)	—	14,972	(11)	$
Vice President — General Manager	2003	$237,334	$150,000	$111,236	(3)	36,200			$
ISG Burns Harbor	2002	$150,000	$284,790	$—		296,840			$
Nelson, Jerome V. (12)	2004	$242,400	$727,200	$26,762	(10)	—			$
Vice President — Sales and Marketing	2003	$226,000	$150,000	$121,255	(3)	72,400			$
	2002	$165,000	$313,269	$77,487	(3)	557,480			$
Spelich, Gordon C. (13)	2004	$234,000	$702,000	$24,978	(10)	—			$
Vice President — Business	2003	$212,000	$150,000	$97,213	(3)	54,300			$
Development	2002	$150,000	$284,790	$80,309	(3)	742,100			$

1.	Mr. Mott’s employment with ISG commenced in March 2002.

2.	Represents tax gross up payments for Ayco Financial Services and Long-Term Disability imputed wages.

3.	Represents gross up payment made with respect to taxable relocation/temporary living benefits.

4.	Represents a one-time special bonus.

5.	Mr. Goodwin’s employment with ISG commenced in March 2003. Mr. Goodwin’s annual salary rate for 2003 was $350,000.

6.	Represents gross up payments for Ayco Financial Services and temporary living benefits in lieu of relocation.

7.	Represents gross up payments for temporary living benefits in lieu of relocation.

8.	Mr. Anthony’s employment with ISG commenced in May 2003. Mr. Anthony’s annual salary rate for 2003 was $300,000.

9.	Mr. Mang’s employment with ISG commenced in April 2002.

10.	Represents gross up payments for Ayco Financial Services.

11.	SAR’s granted on October 1, 2004 with an exercise price of $33.40

12.	Mr. Nelson’s employment with ISG commenced in April 2002.

13.	Mr. Spelich’s employment with ISG commenced in April 2002.

Stock Option / SAR Grants In Last Fiscal Year

The following tables set forth information regarding options we granted during the fiscal year ended December 31, 2004 to the named executive officers.

Option/SARs Grants in Last Fiscal Year

Individual Grants
Potential Realizable
			Percent of Total			Value at Assumed Annual
			Options/SARs			Rates of Stock Price
	Number of		Granted to			Appreciation for Option
	Securities		Employees During			Term(3)
	Underlying		the Fiscal	Exercise
	Options/SARs		Year Ended	Price	Expiration
Name	Granted(1)		December 31, 2004(2)	($/Share)	Date	5%	10%
Rodney B. Mott	—		—	—	—	—	—
V. John Goodwin	—		—	—	—	—	—
Leonard M. Anthony	—		—	—	—	—	—
Jerome V. Nelson	—		—	—	—	—	—
Gordon C. Spelich	—		—	—	—	—	—
John C. Mang III	14,972	(4)	2.95%	$33.40	9/30/09	$138,159	$305,295

1.	In 2004, there were no options awarded to any of the named executive officers and only Mr. Mang was awarded SARs.

2.	The percentage of total options/SARs granted is based on an aggregate amount of 407,248 SARs and 100,000 options awarded in 2004 to our employees.

3.	There is no assurance provided to any executive officer or any other holder of company securities that the actual stock price appreciation over the option term will be at the assumed 5% or 10% annual rate of compound stock price appreciation or at any other defined level. Unless the market price of the common stock appreciates over the term of the SARs, no value will be realized from the SAR grants made to the executive officers. Under the SAR Plan, the maximum realizable value is 100% of the base price for the SAR.

4.	Represents SARs granted on October 1, 2004. Twenty-five percent of SARs vest on each anniversary of the grant date and the SARs expire 5 years after grant date. Each SAR is linked to the value of one share of common stock.

Option/SAR Exercises and Year-End Values

     The following table sets forth information with respect to exercises of options/SARs during 2004 by the executive officers named in the Summary Compensation Table and the values of unexercised options held by them as of December 31, 2004.

Aggregated Option/SAR Exercises in 2004 and Year-End Option/SAR Values

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options/SARs at
	Shares		Options/SARs at Year-End(#)		Year-End
	Acquired on
Name	Exercise(#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Rodney B. Mott	1,448,000	$40,109,600	28,960	1,571,080	$434,620	$57,403,058
V. John Goodwin	0	0	36,200	108,600	$543,275	$1,629,825
Leonard M. Anthony	0	0	36,200	108,600	$543,275	$1,629,825
Jerome V. Nelson	161,000	$4,280,990	135,840	333,040	$4,721,927	$11,350,616
Gordon C. Spelich	371,050	$10,849,502	13,575	411,775	$203,728	$14,635,984
John C. Mang III	112,220	$3,281,313	9,050	175,570	$135,819	$6,017,376

Employment Agreements

     We have entered into employment agreements with Messrs. Anthony, Goodwin, Mott, Nelson and Spelich, or the “Executives”. The agreements for Messrs. Anthony, Goodwin and Nelson have an initial term that expires on December 31, 2005 and, following the initial term, will automatically be extended by one year on each December 31 unless either party to the agreement provides notice of the intent not to renew the agreement by September 30 of such year. Mr. Mott’s agreement has an initial term that expires on December 31, 2006, and will also be automatically extended by one year on each December 31 unless either party to the agreement provides notice of the intent not to renew the agreement by September 30 of such year. The agreements originally provided for an annual base salary of $600,000 for Mr. Mott, $350,000 for Mr. Goodwin, $300,000 for Mr. Anthony, and $242,000 for Mr. Nelson. Effective as of August 1, 2004, the base salaries for Mr. Mott, Mr. Goodwin and Mr. Anthony were increased to $720,000, $375,000, and $350,000, respectively. In addition to base salary, the agreements also provide that the Executives will (a) receive an annual bonus in accordance with ISG’s Officer Cash and Stock and Bonus Plan, (b) be eligible to participate in our 401(k) plan, (c) be entitled to participate in our disability program, (d) be eligible to participate in such hospitalization, life insurance, and other employee benefit plans and programs, if any, as may be adopted by us from time to time and (e) be eligible to receive awards under any stock option plan as in effect from time to time. Mr. Mott’s agreement also provides that he is entitled to receive executive life insurance in the amount of $1,000,000, and indemnification from ISG in respect of claims brought against Mr. Mott by former employers subject to certain conditions.

     The agreements will automatically terminate upon the applicable Executive’s death, disability or retirement. We may terminate the agreements and any Executive’s employment (i) without “cause” (as described in such Executive’s agreement) upon 90 days prior written notice and (ii) immediately for “cause.” Each Executive may terminate his agreement and employment with us with 90 days’ written notice to us. Upon termination of employment (a) by reason of death, disability or by ISG for “cause,” (b) by an Executive other than for “good reason” (as defined in such Executive’s agreement) or (c) upon the expiration of the agreement, such Executive will be entitled only to the base salary to which the Executive was entitled through the date of termination, any accrued and unpaid bonus compensation (calculated on a pro rata basis) due to the Executive with respect to the calendar year prior to and the calendar year in which the date of termination occurs, and such other benefits as may be available through our other benefit plans and policies.

     In the case of a termination of employment by us without “cause” or by an Executive for “good reason,” such Executive is entitled to a severance payment equal to two times his usual base salary and bonus compensation (using the average bonus over the past three years or if he was employed for less than three years, such shorter period), or three times his usual base salary and bonus in the case of Mr. Mott. The Executive is also entitled to health care and major medical coverage for two years, in the case of Messrs. Anthony, Goodwin, and Nelson, or for three years, in the case of Mr. Mott, following termination. We have also agreed to make a “gross-up” payment to Mr. Mott in the event that payments made under his agreement trigger excise taxes imposed under Section 4999 of the Internal Revenue Code.

     Upon any termination of an Executive’s employment, in the case of Messrs. Nelson and Mott, for any reason, and in the case of Messrs. Anthony and Goodwin, for any reason other than “cause,” or by any Executive for “good reason”, any stock options granted to the Executive prior to the termination date will automatically vest and be exercisable. Notwithstanding the preceding sentence, however, if Messrs. Mott or Nelson’s employment is terminated by us for “cause” arising out of the commission by Messrs. Mott or Nelson of certain crimes or an uncured breach by Messrs. Mott or Nelson of his obligations under his employment agreement, only those stock options granted to Messrs. Mott or Nelson, as the case may be, on April 12, 2002 will immediately vest and be exercisable. If an Executive terminates his employment without “good reason,” only those options that have vested on the date of termination will be exercisable.

     Payments made to any Executive upon a termination by us without “cause” or by the Executive for “good reason” are conditioned on the execution of a mutual release of any claims arising out of the Executive’s employment. The agreements also include non-competition, non-solicitation and confidentiality obligations on the part of the Executives.

Involvement in Certain Legal Proceedings

     ISG has grown by acquiring out of bankruptcy the steelmaking assets of, among others, LTV, Bethlehem and Weirton. On December 29, 2000, LTV and substantially all of its domestic subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court, on October 15, 2001, Bethlehem and 22 of its subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court and on May 19, 2003, Weirton and its subsidiaries filed separate petitions for reorganization under Chapter 11 of the Code in bankruptcy court. Many of our employees, including some of our officers, were formerly employed by LTV, Bethlehem or Weirton at or shortly prior to the time those companies filed for bankruptcy. Executive officers of ISG who served as executive officers of Bethlehem include Leonard Anthony, our Chief Financial Officer; and Lonnie Arnett, our Vice President, Controller and Chief Accounting Officer.

Board Compensation

     We pay our non-employee directors an annual retainer of $50,000 per year. Each non-employee director is also paid $15,000 per year for each standing committee of the Board of which he is chairman, $10,000 per year for each standing committee of the Board of which he is a member but not chairman, and $2,000 for each meeting of the Board or of any standing Board committee of which he is a member that he attends (provided that only a single $2,000 fee is paid for attendance at meetings all held on the same date). Each director of ISG is also reimbursed by ISG for out-of-pocket expenses incurred in attending Board and Board committee meetings.

Compensation Committee Interlocks and Insider Participation

     The following people served on our Compensation Committee during 2004: Messrs. Araskog, Bartholomay (Chairman) and Powers. None of these people has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serve or have served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information in the table below is presented as of December 31, 2004.

				Number of securities
				remaining available for
	Number of securities to be		Weighted-average	future issuance under
	issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))(2)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,267,510	(1)	$ 8.68	660,200

Equity compensation plans not approved by security holders	407,248	(3)	$ 33.40	—

Total	4,674,758			660,200

(1)	Represents outstanding options under the 2002 Stock Option Plan, which was approved by our stockholders on April 12, 2002. In general, the options vest 25% each year commencing on the first anniversary of the grant date.

(2)	Includes 660,200 shares available for issuance under the 2002 Stock Option Plan. This total also includes 1,107,720 shares that are available under the ISG Officer Cash and Stock Bonus Plan, which was approved by our stockholders on April 12, 2002. This plan provides that any shares to be issued there under must be purchased by ISG in the open market. No stock awards have been made under this plan in 2004.

(3)	Represents SARs granted on October 1, 2004. Twenty-five percent of SARs vest on each anniversary date and expire 5 years after grant date. Each SAR is equivalent to one share of common stock.

Security Ownership of Management and Certain Beneficial Owners

     Except as otherwise indicated below, the following table sets forth certain information known to us, based on publicly available information and in some cases affirmations made to us by the subject parties, regarding the beneficial ownership of our common stock as of February 28, 2005, for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers named in the summary compensation table; and

•	all of our directors and executive officers as a group.

     We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

		Percent of
	Number of Shares of	Outstanding Shares
	Common	of Common
Name and Address	Stock(1)	Stock(2)
Franklin Mutual Advisors, LLC(3)	16,339,780	16.3%
51 John F. Kennedy Parkway
Short Hills, NJ 07078

Wilbur L. Ross, Jr.(4)	6,936,788	6.9%
Manhattan Tower (19th Floor)
101 East 52nd Street
New York, NY 10022

Paulson & Co. Inc.(5)	6,656,600	6.7%
590 Madison Avenue
New York, New York 10022

Georgia Financial, LLC(6)	5,356,198	5.4%
6200 Riverside Drive
Cleveland, Ohio 44135

Wellington Management Company, LLP(7)	5,086,975	5.1%
75 State Street
Boston, MA 02109

Rodney B. Mott(8)	2,152,119	2.2%

Rand V. Araskog	25,000	*

William C. Bartholomay(9)	121,337	*

James C. Boland	2,000	*

Peter J. Powers	—	*

V. John Goodwin(10)	36,200	*

Leonard M. Anthony(11)	36,200	*

Gordon C. Spelich(12)	471,847	*

Jerome V. Nelson(13)	296,210	*

John C. Mang III(14)	119,460	*

All executive officers and directors as a group (13 persons)	10,238,791	10.2%

*	Less than one percent

1.	Except as otherwise indicated below, beneficial ownership means the sole power to vote and dispose of shares.

2.	Calculated assuming 100,035,950 outstanding shares, the number of shares of common stock outstanding as of February 28, 2005. This number excludes the number of shares of common stock for which any options to purchase common stock held by directors and executive officers are exercisable.

3.	Based on a Schedule 13G/A filing by Franklin Mutual Advisors, LLC on February 3, 2005. Includes shares beneficially owned by advisory clients of Franklin Mutual Advisers, LLC, or FMA: 6,143,191 shares of common stock beneficially owned by Mutual Shares Fund, 2,855,428 shares of common stock beneficially owned by Mutual Qualified Fund, 3,546,660 shares of common stock beneficially owned by Mutual Beacon Fund, 2,689,230 shares of common stock beneficially owned by Mutual Discovery Fund, 639,453 shares of common stock beneficially owned by Mutual Shares Securities Fund, 128,899 shares of common stock beneficially owned by Mutual Discovery Securities Fund, and 66,259 shares of common stock beneficially owned by Mutual Beacon Fund (Canada), all of which shares are held of record by Bosworth & Co. c/o Franklin Mutual Advisers, LLC, and 264,260 shares of common stock beneficially owned by Franklin Mutual Beacon Fund, all of which shares are held of record by Kane & Co. c/o Franklin Mutual Advisers, LLC, and 6,400 shares of common stock beneficially owned by Franklin Mutual Shares Fund, all of which are held of record by Cede & Co. Pursuant to advisory contracts with its clients, FMA has voting and investment discretion over these securities beneficially owned by its clients. FMA disclaims beneficial ownership of these shares owned by its advisory clients.

4.	Represents 152,889 shares of common stock beneficially owned by Mr. Ross individually and 6,783,899 shares of common stock deemed to be beneficially owned by Mr. Ross as a result of his position as a principal of WLR, which is also deemed to be a beneficial owner of such shares. The address of WLR is Manhattan Tower (19th Floor), 101 West 52nd Street, New York, New York 10022. To the extent that Mr. Ross is deemed to beneficially own any shares as a result of his position as a principal of WLR, Mr. Ross disclaims beneficial ownership of such shares.

5.	Based on a Schedule 13 G/A filed by Paulson & Co. Inc. with the SEC on February 15, 2005.

6.	Georgia Financial, LLC is the wholly-owned subsidiary of Park Corporation, whose principal executive offices are at 6200 Riverside Drive, Cleveland, Ohio 44135.

7.	Based on a Schedule 13G filed by Wellington Management Company, LLP on February 14, 2005.

8.	Includes options to purchase 28,960 shares of our common stock, which were currently exercisable as of February 28, 2005, and options to purchase 742,100 shares of ISG common stock that become exercisable within 60 days of February 28, 2005.

9.	Represents the 23,596 shares of our common stock held of record by Mr. Bartholomay and 97,740 shares of common stock held of record by Bartholomay Interest, L.P. Mr. Bartholomay is the general partner in Bartholomay Interest, L.P. To the extent Mr. Bartholomay is deemed to beneficially own these shares as a result of his position as general partner of Bartholomay Interest, L.P., Mr. Bartholomay disclaims beneficial ownership of these shares.

10.	Represents options to purchase 36,200 shares of our common stock, which were currently exercisable as of February 28, 2005.

11.	Represents options to purchase 36,200 shares of our common stock, which were currently exercisable as of February 28, 2005.

12.	Includes options to purchase 13,575 shares of ISG common stock, which were exercisable as of February 28, 2005, 200,347 shares which have been pledged under a forward sales contract, and options to purchase 185,525 shares of ISG common stock that become exercisable within 60 days of February 28, 2005.

13.	Includes options to purchase 135,840 shares of our common stock, which were currently exercisable as of February 28, 2005, and options to purchase 139,370 shares of ISG common stock that become exercisable within 60 days of February 28, 2005.

14.	Includes options to purchase 9,050 shares of our common stock, which were currently exercisable as of February 28, 2005, and options to purchase 74,210 shares of ISG common stock that become exercisable within 60 days of February 28, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

     Wilbur L. Ross, Jr., the Chairman of our board of directors and a director of the company, is the chairman and chief executive officer of WL Ross & Co., LLC (WLR), which manages two funds, WLR Recovery Fund L.P. and WLR Recovery Fund II, L.P. that until June 9, 2004, beneficially owned approximately 32.9% of our common stock. These two funds distributed an amount of our shares equal to approximately 25.7 % of our common stock to their unaffiliated limited partners and an amount equal to 5.1 % of our common stock to (WLR), Mr. Ross or entities affiliated with them. Mr. Ross beneficially owned 6,936,788, or 6.9%, of our currently outstanding shares as of February 28, 2005. WLR receives no other compensation from us other than ongoing actual out-of-pocket expenses and certain fees for serving as our financial advisor. WLR acted as our financial advisor in connection with our formation and the acquisition of the Bethlehem assets. We paid WLR a total of $0.1 million in respect of services rendered to us in 2004 in its capacity as our financial advisor and for out-of-pocket expenses. We believe that all of the transactions in which we have engaged with WLR were on terms at least as favorable to us as we would have expected to receive in comparable transactions with unrelated third parties.

     Until the third quarter, 2004 Cleveland-Cliffs Inc was a beneficial owner of more than 5.0% of our common stock and the Chairman and Chief Executive Officer was a director of ISG from ISG’s inception until February 2004. The Company has a supply agreement with Cleveland-Cliffs to purchase all of its iron ore pellet requirements for use in its Cleveland and Indiana Harbor facilities. Cleveland-Cliffs Inc owns approximately 23% of, and operates our, Hibbing iron ore mine, Hibbing Taconite Company. Stelco Inc. owns approximately 14.7% and ISG owns 62.3% of Hibbing Taconite Company. See previous discussion of iron ore in “PART 1, ITEM 1, BUSINESS–RAW MATERIALS”. During the year ended December 31, 2004, we purchased iron ore pellets for $391.7 million under this agreement. With the Weirton acquisition, ISG assumed Weirton’s agreement with Cleveland-Cliffs Inc and as part of the assignment agreed to certain amendments. See previous discussion of iron ore in “PART 1, ITEM 1, BUSINESS–RAW MATERIALS”. During the year ended December 31, 2004, we purchased iron ore pellets for $95.5 million under this agreement. We sold iron ore pellets to Cleveland-Cliffs for approximately $7.2 million during 2004. In July 2004, we purchased substantially all of the assets, and assumed certain of the liabilities, of the Trinidad Facility for approximately $18 million in cash, including the payment of certain liabilities at closing. The Trinidad Facility is a part of a joint venture that began in the mid-1990s as a joint venture between Cleveland Cliffs Inc., Lurgi Metallurgie (now known as Outokumpu Technology GmbH), and LTV Steel. Production began in 2000 at the Trinidad Facility but ceased a year later as a result of depressed global scrap iron and hot briquetted iron prices, changes in the makeup of the joint venture, and other factors.

     Georgia Financial LLC, a significant stockholder of ISG, provides mill rolls to us through its affiliate, Park Corporation. Georgia Financial, LLC beneficially owned 5.4% of ISG’s common stock of our currently outstanding shares as of February 28, 2005. The Park Corporation provided $19.5 million of supplies and services to ISG during 2004. Under the Bethlehem acquisition, we assumed an agreement that resulted in approximately $10.8 million of ingot sales to Park Corporation during 2004. All transactions with the Park Corporation were at market prices.

     At December 31, 2004, we had a $39.9 million account payable to Cleveland-Cliffs, a $1.6 million account receivable from Park Corporation, and a $0.2 million account payable to Park Corporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

Fees

Fees paid to KPMG for services rendered during the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Audit Fees(1)	$7,936,000	$3,483,000
Audit-Related Fees(2)	334,000	786,000
Tax Fees(3)	1,367,000	1,453,000
All Other Fees(4)	58,000	394,000

Total	$9,695,000	$6,116,000

1.	Audit fees include fees for the audit of our annual consolidated financial statements for the years ended December 31, 2004 and 2003 and the limited reviews of the unaudited condensed consolidated interim financial statements included in our quarterly public filings.

2.	Audit-related fees include assurance and related services primarily consisting of reviews of the information included in the Prospectuses utilized by us in connection with our issuance and exchange of Senior Notes for the year ended December 31, 2004 and the Prospectus for our initial public offering for the year ended December 31, 2003.

3.	Tax fees are for tax services rendered consisting of services relating to tax compliance, tax advice and tax planning.

4.	All other fees for services rendered primarily consisted of employee benefit plan audits, certain agreed upon procedures and advisory services related to labor negotiations.

Audit Committee Pre-Approval Procedures

     The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services by ISG’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by ISG’s external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve, specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee for action by written consent. The Audit Committee has also delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $250,000, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

     (a) Documents filed as part of this Report:

The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1) Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Stockholders’ Equity for the period from inception, February 22, 2002, through December 31, 2002 and the years ended December 31, 2003 and 2004.	F-4
Consolidated Statements of Cash Flows, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-5
Notes to Consolidated Financial Statements.	F-6
(2) Consolidated Financial Statement Schedules
II — Valuation and Qualifying Accounts and Reserves, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-28

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

     (3) Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 24, 2004, by and among Ispat International N.V., Park Acquisition Corp. and ISG (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.5	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among ISG, certain subsidiaries of ISG, Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.6	Indenture, dated as of April 14, 2004, by and among ISG, certain subsidiaries of ISG and The Bank of New York, as trustee, including the Form of ISG’s 6.50% Senior Notes due 2014. (incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.7	First Supplemental Indenture, dated as of August 23, 2004, by and among ISG, certain subsidiaries of ISG, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115912), as amended).

10.1	Credit and Guaranty Agreement, dated as of May 7, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of August 6, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

10.3	Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of September 30, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.4	Third Amendment to Credit and Guaranty Agreement, dated as of March 21, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.5	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among ISG, as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of ISG, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.6	Fifth Amendment to Credit and Guaranty Agreement, dated as of June 21, 2004, by and among International Steel Group Inc., ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and Lasalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115912), as amended).

Exhibit
Number	Description of Document

10.7	Amended and Restated International Steel Group Inc. Officer Cash and Stock Bonus Plan dated as of July 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.8	2002 Stock Option Plan of International Steel Group Inc. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.9	Release and Settlement Agreement, dated April 22, 2003, by and between International Steel Group Inc. and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.10*	Pellet Sale and Purchase Agreement, dated as of April 10, 2002 by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, ISG Cleveland Inc. and ISG Indiana Harbor, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.11	Asset Purchase Agreement, dated as of February 26, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.12**	First Amendment to Pellet Sale and Purchase Agreement, dated as of December 16, 2004, by and among The Cleveland- Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc.

10.13	First Amendment to the Asset Purchase Agreement, dated as of April 11, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.14	Second Amendment to the Asset Purchase Agreement, dated as of June 4, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.15	Third Amendment to the Asset Purchase Agreement, dated as of July 8, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.16	Asset Purchase Agreement, dated as of March 12, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.17	Amendment No. 1 to Asset Purchase Agreement, dated as of April 22, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.18	Amendment No. 2 to Asset Purchase Agreement, dated as of May 6, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

10.19	Form of Indemnification Agreement with directors of ISG (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.20	Form of Indemnification Agreement with officers of ISG (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.21	Form of Indemnification Agreement with a person who is both an officer and director of ISG (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.22	Amended and Restated Asset Purchase Agreement, dated as of February 25, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.23	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of March 8, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.24	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and ISG (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.25	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and ISG (incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission July 30, 2004) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.26	Employment Agreement, by and between Rodney B. Mott and ISG, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.27	Employment Agreement, by and between Jerome V. Nelson and ISG, dated as of February 26, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.28	Employment Agreement, by and between V. John Goodwin and ISG, dated as of March 31, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.29	Employment Agreement, by and between Leonard M. Anthony and ISG, dated as of March 31, 2004 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit
Number	Description of Document

10.30	Parent Shareholder Support Agreement, dated as of October 24, 2004, by and between ISG and Ispat International Investments, S.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.31	Letter Agreement, dated as of October 24, 2004, by and between Richmond Investment Holdings Limited and ISG (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.32	Company Shareholder Support Agreement, dated as of October 24, 2004, by and among Ispat International N.V. and each of the stockholders of ISG whose names appear on the signature pages thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.33	280G Gross-Up Agreement , dated as of January 31, 2005 by and between ISG and Carlos M. Hernandez, ISG’s General Counsel and Secretary (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 1, 2005).

10.34**	ISG Managers Incentive Plan

10.35**	ISG Stock Appreciation Rights Summary Plan Document

14.1**	ISG Code of Business Conduct

18.1	Letter from the independent auditors, KPMG, regarding the preferability of the change in accounting principle from the First-in, First-out (FIFO) method of accounting for inventories to the Last-in, First-out (LIFO) method (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

By: /s/ LEONARD M. ANTHONY
Leonard M. Anthony
Chief Financial Officer
March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* Rodney B. Mott	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ LEONARD M. ANTHONY Leonard M. Anthony	Chief Financial Officer (Principal Financial Officer)	March 15, 2005
* Lonnie A. Arnett	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005
* Wilbur L. Ross, Jr.	Chairman of the Board of Directors and Director	March 15, 2005

* William C. Bartholomay	Director	March 15, 2005
* Rand V. Araskog	Director	March 15, 2005
* James C. Boland	Director	March 15, 2005
* Peter J. Powers	Director	March 15, 2005

*	The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the SEC herewith, by signing his name hereto, does hereby sign this report on behalf of each of the persons noted above in the capacities indicated.

By:	/s/ LEONARD M. ANTHONY

Name: Leonard M. Anthony Title: Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
International Steel Group Inc.:

We have audited the accompanying consolidated balance sheets of International Steel Group Inc. and subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004, and for the period from inception, February 22, 2002, through December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II — Valuation and Qualifying Accounts. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Steel Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, and for the period from inception, February 22, 2002, through December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(i) to the consolidated financial statements, the Company changed its method of accounting for inventories on the last-in, first-out basis effective January 1, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Cleveland, Ohio
March 15, 2005

/s/ KPMG LLP

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Operations
(Dollars in millions, except per share data)

			For the period
			from inception
	Year Ended	Year Ended	February 22 through
	December 31,	December 31,	December 31,
	2004	2003	2002
Net sales	$9,015.9	$4,070.0	$933.1
Costs and expenses:
Cost of sales	7,827.9	3,836.9	755.3
Selling, general and administrative	260.6	153.6	50.2
Depreciation and amortization	129.1	76.0	11.0
Miscellaneous (income)	(17.0)	—	—

Total costs and expenses	8,200.6	4,066.5	816.5

Income from operations	815.3	3.5	116.6

Interest and other financing expense, net	59.6	50.9	2.6

Income (loss) before income taxes	755.7	(47.4)	114.0
(Benefit) provision for income taxes	(271.7)	(23.9)	45.9

Net income (loss)	1,027.4	(23.5)	68.1
Deemed dividend on conversion of Class B common stock	—	(73.6)	—

Net income (loss) applicable to common stock	$1,027.4	$(97.1)	$68.1

Income (loss) per common share:
Basic	$10.41	$(1.26)	$1.02
Diluted	$9.99	$(1.26)	$0.99

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(Dollars in millions, except per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$606.7	$193.6
Receivables, less allowances of $50.1 and $33.8	830.7	555.1
Inventories	1,320.4	866.8
Assets held for sale	39.6	68.6
Deferred income taxes	75.1	—
Prepaid and other current assets	58.0	24.5

Total current assets	2,930.5	1,708.6
Property, plant and equipment, net	1,104.9	861.9
Deferred income taxes	354.8	—
Investments in joint ventures	27.9	27.0
Other assets	70.5	38.7

Total assets	$4,488.6	$2,636.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$57.6	$46.8
Accounts payable	753.3	439.5
Accrued compensation and benefits	285.3	206.7
Accrued taxes	157.7	47.0
Other current liabilities	127.1	86.5

Total current liabilities	1,381.0	826.5

Long term liabilities:
Debt	637.2	362.8
Capital leases	169.6	212.7
Environmental liabilities	164.3	161.2
Pensions and other retiree benefits	123.0	101.0
Other obligations	9.4	16.6

Total liabilities	2,484.5	1680.8

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, authorized 5,000 shares, none issued	—	—
Common Stock, $0.01 par value per share, authorized 108,600,000 shares, 100,035,950 and 97,470,609 issued and outstanding	1.0	1.0
Additional paid-in capital	1,023.3	978.4
Retained earnings (deficit)	998.4	(29.0)
Accumulated other comprehensive income	1.0	5.0
Treasury stock, 641,089 shares at cost	(19.6)	—

Total stockholders’ equity	2,004.1	955.4

Total liabilities and stockholders’ equity	$4,488.6	$2,636.2

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Stockholders’ Equity
from inception, February 22, 2002,
through December 31, 2002 and the years ended
December 31, 2003 and 2004
(Dollars in millions)

		Class B
		Common	Additional	Retained	Accumulated other		Total
	Common Stock	Stock	paid-in	earnings	comprehensive	Treasury	stockholders’
	Amount	Amount	capital	(deficit)	income	Stock	equity

Balance, February 22, 2002	$—	$—	$—	$—	$—	$—	$—
Proceeds from private equity offerings	0.7	—	235.4	—	—	—	236.1
Stock compensation plan	—	—	2.9	—	—	—	2.9
Net income	—	—	—	68.1	—	—	68.1

Balance, December 31, 2002	0.7	—	238.3	68.1	—	—	307.1
Proceeds from Class B Common Stock equity offering	—	0.1	156.6	—	—	—	156.7
Class B Common Stock issued upon Bethlehem acquisition	—	—	15.0	—	—	—	15.0
Proceeds from initial public equity offering	0.2	—	491.4	—	—	—	491.6
Conversion of Class B Common Stock to Common Stock with initial public equity offering	0.1	(0.1)	—	—	—	—	—
Deemed dividend on Class B Common Stock	—	—	73.6	(73.6)	—	—	—
Cash flow hedges	—	—	—	—	5.0	—	5.0
Stock compensation plan	—	—	3.5	—	—	—	3.5
Net loss	—	—	—	(23.5)	—	—	(23.5)

Balance, December 31, 2003	1.0	—	978.4	(29.0)	5.0	—	955.4
Stock compensation plan	—	—	11.6	—	—	—	11.6
Cash flow hedges	—	—	—	—	(4.0)	—	(4.0)
Purchase of treasury stock, at cost	—	—	—	—	—	(19.6)	(19.6)
Tax benefit on non-qualifying stock options.	—	—	33.0	—	—	—	33.0
Other	—	—	0.3	—	—	—	0.3
Net income	—	—	—	1,027.4	—	—	1,027.4

Balance, December 31, 2004	$1.0	$—	$1,023.3	$998.4	$1.0	$(19.6)	$2,004.1

Share Activity

		Class B
	Common Stock	Common Stock
Balance, February 22, 2002	—	—
Initial equity offerings	69,663,280	—

Balance, December 31, 2002	69,663,280
Class B equity offering	—	7,994,623
Class B equity issued upon Bethlehem acquisition	—	765,306
Stock compensation plan	72,400	—
Initial public offering	18,975,000	—
Conversion of Class B with initial public offering	8,759,929	(8,759,929)

Balance, December 31, 2003	97,470,609	—
Stock compensation plan	3,206,430	—
Treasury shares purchased	(641,089)	—

Balance, December 31, 2004	100,035,950	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

			For the period
			from inception
	Year Ended	Year Ended	February 22, 2002 through
	December 31,	December 31,	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$1,027.4	$(23.5)	$68.1
Adjustments for items not affecting cash from operating activities:
Deferred income taxes	(429.9)	20.5	(5.3)
Depreciation and amortization	129.1	76.0	11.0
Other	19.4	15.9	(.2)
Changes in working capital and other items:
Receivables	(185.8)	11.2	(145.4)
Inventories	(365.7)	67.5	(151.4)
Prepaid and other assets	(37.1)	(12.8)	(6.6)
Accounts payable	273.7	58.7	56.3
Accrued income taxes	170.7	(74.0)	30.1
Accrued compensation and benefits	62.5	131.1	30.9
Other	30.9	18.3	8.5

Net cash provided by (used in) operating activities	695.2	288.9	(104.0)

Cash flows from investing activities:
Capital expenditures and investments	(267.2)	(96.9)	(55.7)
Acquisitions, net of cash received	(223.9)	(822.6)	(144.3)
Proceeds from sales of assets	18.4	34.3	14.3

Net cash used in investing activities	(472.7)	(885.2)	(185.7)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	941.6	867.9
Payments under revolving credit facility	—	(1,002.3)	(807.2)
Proceeds from long-term debt	594.6	710.0	8.8
Payments on long-term debt	(348.3)	(469.3)	—
Payments on capital leases	(36.0)	(23.7)	—
Issuance of common stock, net	11.9	648.5	236.2
Purchase of treasury stock	(19.6)	—	—
Deferred financing fees	(12.0)	(24.7)	(6.2)

Net cash provided by financing activities	190.6	780.1	299.5

Increase in cash and cash equivalents	413.1	183.8	9.8
Cash and cash equivalents — beginning of period	193.6	9.8	—

Cash and cash equivalents — end of period	$606.7	$193.6	$9.8

Other information:
Interest paid	$38.6	$34.3	$1.4
Interest capitalized	1.3	0.4	0.3
Income taxes (received) paid	(12.4)	30.0	21.2
Capital lease obligation incurred	7.9	0.2	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

(1) Pending Merger

     In October 2004, Ispat International N.V. (Ispat), LNM Holdings N.V. (LNM) and International Steel Group (ISG) agreed to merge in a two-step transaction. The first step, the acquisition of privately held LNM by Ispat for 100% stock consideration, was completed in December 2004. The new entity, renamed Mittal Steel N.V. (Mittal), will then acquire ISG for a combination of $21 per share in cash and a number of Mittal shares equal to $21 divided by the average closing price of Mittal for the 20 trading days prior to closing, up to a maximum of .6087 shares and a minimum of ..4793 shares. The value in the merger will be $42 per ISG share if the average price of Mittal shares for the 20 trading days prior to the merger is between $34.50 and $43.81 per share. ISG received early termination of the waiting period under Hart-Scott-Rodino Act in December 2004. The merger of ISG and Mittal is subject to approval by the shareholders of ISG and Mittal at meetings scheduled on April 12, 2005 and satisfaction of other customary closing conditions. The transaction is expected to be completed soon after the shareholders meetings.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation

     These consolidated financial statements include the accounts of International Steel Group Inc., the parent company, and its consolidated subsidiaries (ISG or the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method of accounting, except an iron ore-mining venture, which is pro rata consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation.

     ISG has grown in less than three years from inception in February 2002 to about $9 billion sales in 2004 through acquisitions. Accordingly, the 2004 financial statements are not comparable to prior years.

(b) Nature of Operations

     ISG was organized in February 2002 and began operations in April 2002. ISG is a domestic manufacturer of light flat-rolled, plate, wire rod and rail steel products whose customers are located primarily in the United States of America. ISG reports its activities as a single segment and serves the automotive, appliance, transportation, machinery and construction markets, either directly or through steel service centers. No single customer represented more than 10% of ISG’s total consolidated revenues in 2004, 2003 and 2002. ISG’s export sales were $337.9 for 2004, $165.1 in 2003 and $2.7 in 2002. The table below shows ISG’s shipments by product for the 2004, 2003, and 2002 periods.

	2004	2003	2002
Hot Rolled	41%	46%	71%
Cold Rolled	19%	19%	22%
Coated	21%	20%	7%
Plate	10%	8%	—
Tin Plate	5%	3%	—
Rail and other	4%	4%	—

	100%	100%	100%

(c) Revenue Recognition

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     Revenue is recognized at the time products are shipped in accordance with customer instructions and when all substantial risks of ownership are transferred to the customer. ISG provides a full allowance for estimated claims for products that have been shipped that may not meet customer specifications. ISG tests its steel products before shipment to provide assurance that they meet customer specifications. ISG’s sales agreements do not contain “acceptance” or “right of return” clauses. The allowance is calculated based on claims that have been submitted but not resolved and anticipated future claims based on historical experience. The allowance for claims is a component of the accounts receivable allowances disclosed on the balance sheet and the provision for claims is a component of net sales.

(d) Stock Based Compensation

     We account for stock based compensation under the fair value method as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation.

(e) Amortization of Debt Issue Costs

     We capitalize certain debt issuance costs and amortize them on a straight-line basis over the expected term of the debt which approximates the effective yield method. In the event of an early termination of debt, the unamortized amounts are expensed in the period of termination.

(f) Income Taxes

     Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

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

(i) Inventories

     Inventories are stated at the lower of cost or market. On January 1, 2004, we adopted the LIFO cost method of accounting for substantially all existing inventories. We also reduced the number of inventory pools from a pool for each manufacturing facility to a single pool. We believe that the LIFO method of valuing inventories is preferable because it more closely matches current costs and revenues in periods of increasing costs. We believe that a single method and a single pool for substantially all inventories is preferable because, in order to further achieve the operating synergies from our acquisitions, we continue to reallocate the supply of semi-finished materials to our finishing facilities among our steel producing facilities and to reallocate the sources of certain raw materials among our steel producing facilities in order to improve operating efficiencies. Having a single LIFO pool for substantially all inventories eliminates the potential for changes in inventory value solely because of this movement of inventory among manufacturing facilities. Consistent with the policy adopted for inventories in the Bethlehem acquisition, we accounted for the inventories at the Weirton and Georgetown acquisitions under FIFO or average cost method during 2004. We expect to include these inventories which totaled about $295 million at December 31, 2004, in the single LIFO pool beginning in January 2005. The components of inventories follow:

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

	December 31,
	2004	2003
FIFO or average cost:
Raw materials	$1,156.8	$291.0
Finished and semi-finished goods	562.2	612.0

	1,719.0	903.0
LIFO reserve	(398.6)	(36.2)

Total	$1,320.4	$866.8

     During 2003, liquidation of LIFO inventory quantities reduced cost of sales by about $9.0. Inventories acquired in a business combination were valued at fair market value less, for in-process and finished goods, costs to complete processing and a reasonable profit for selling efforts. As a result, the value assigned to inventory acquired from Weirton and Bethlehem, see Note 3, Acquisitions, and cost of sales were $5.0 lower for 2004 and $40.8 higher for 2003 than production costs.

(j) Assets Held for Sale

     Surplus assets that are not being operated and expected to be sold within one year are recorded as assets held for sale at the lower of the carrying value or fair value, less costs to sell. These assets are not depreciated while classified as held for sale. The net expenses relating to all assets classified as held for sale were $4.5, $7.0 and $0.6 in each of last three years.

(k) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 20 years for buildings and range from 3 to 10 years for machinery and equipment. Repairs and maintenance that do not significantly improve or extend the lives of the respective assets are expensed as incurred throughout the year.

     The components of Property, plant and equipment, net follow:

	December 31,
	2004	2003
Land and land improvements	$41.1	$31.5
Buildings	103.9	70.0
Machinery and equipment	1,050.3	796.6
Construction in progress	119.6	50.2

Total	1,314.9	948.3
Accumulated depreciation and amortization	(210.0)	(86.4)

Total property, plant and equipment, net.	$1,104.9	$861.9

(l) Long-lived Assets

     Long-lived assets are subject to an impairment assessment if there are circumstances that indicate the carrying amount may no longer be recoverable from future operations or sale. The amount of the impairment recognized, if any, is the difference between the carrying amount and the fair value of the asset.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

(m) Contingencies

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated.

     The Company’s estimates of environmental remediation liabilities are based on current technology and existing laws and regulations and site-specific estimated costs developed by independent engineering consultants. The liabilities recognized under business combination accounting were recorded at their fair value based on the net present value of estimated future cash payments. These amounts are adjusted for accretion of the discount and when the effects of new information or changes in law or technology can be reasonably estimated. Required future recognition of any environmental liabilities unrelated to a business combination will not be discounted.

(n) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(o) Market Risk

     ISG is exposed to fluctuations in interest rates and the prices of certain commodities such as natural gas, fuel oil, coke, steel scrap, iron ore and various non-ferrous metals. Management is authorized to use various financial instruments where available to manage the exposures associated with these fluctuations. ISG may employ the use of futures, forwards, collars, options and swaps to manage certain exposures when practical. By policy, ISG does not enter into such contracts for the purpose of speculation. ISG’s policies include establishing a risk management philosophy and objectives, providing guidelines for derivative usage and establishing procedures for control and reporting of derivative activity. The change in value of the effective portion of financial instruments used to hedge certain exposures is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings.

(p) Recent Accounting Pronouncements Adopted by ISG During 2004

     New accounting standards that ISG was required to adopt in 2004 did not have a material effect on these financial statements.

(3) Acquisitions

     ISG acquired substantially all the assets and assumed certain liabilities of a hot briquetted iron (HBI) facility located in Point Lisas, Trinidad and Tobago in July 2004, of Georgetown Steel Company (Georgetown) in June 2004, Weirton Steel Corporation (Weirton) in May 2004, Bethlehem Steel Corporation (Bethlehem) in May 2003, Acme Steel Corporation (Acme) in October 2002, and The LTV Corporation (LTV) in April 2002. The results of their operations have been included in our consolidated financial statements since the dates of acquisition.

     The following unaudited pro forma data for ISG includes the results of operations of the Bethlehem and Weirton acquisitions as if they had been consummated on January 1, 2003. The HBI and Georgetown facilities were not operating at the time we acquired them, so are not included. The pro forma adjustments include the effects of the new labor agreements and the financings incurred to fund the acquisition of Bethlehem. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

	2004	2003
	(unaudited)
Net sales	$9,472.6	$6,366.6
Net income	1,052.5	71.9
Net income applicable to common stock	1,052.5	(1.7)
Income per share
Basic	$10.66	$(0.02)
Diluted	$10.22	$(0.02)

     The fair value of the net assets of all acquisitions was in excess of the purchase price, resulting in negative goodwill. In accordance with SFAS No. 141, Business Combinations, the negative goodwill was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to the acquired non-current assets, primarily property, plant and equipment and intangible assets, based on their relative fair values.

     The amounts recorded for the net assets acquired follows:

	HBI	Georgetown	Weirton	Bethlehem	Acme	LTV
Acquired assets:
Receivables, net	$2.5	$—	$126.8	$379.2	$—	$—
Inventories	2.5	—	85.4	730.3	—	52.4
Prepaids and other current assets	—	—	.3	5.1	—	3.2
Assets held for sale	—	—	.2	91.2	—	30.4
Intangible assets	—	—	—	26.5	—	—
Property, plant and equipment	16.8	19.6	83.7	585.4	67.9	135.2
Other noncurrent assets	—	—	4.7	23.4	—	13.6

	21.8	19.6	301.1	1,841.1	67.9	234.8
Acquired liabilities:
Current portion of long term debt and capital lease obligations	—	—	.7	32.7	—	—
Accounts payable	3.6	.7	36.1	251.3	—	—
Accrued expenses and other current liabilities	—	.3	40.3	125.9	3.9	64.8
Long term debt and capital lease obligations	—	—	17.1	358.9	—	—
Long term environmental liabilities	—	.2	16.1	144.0	3.1	86.6
Long term pension and retiree benefits	—	—	3.5	82.9	—	—
Other long term obligations	—	—	—	7.8	—	—

	3.6	1.2	113.8	1,003.5	7.0	151.4

Net assets recorded	18.2	18.4	187.3	837.6	60.9	83.4
Value of stock issued	—	—	—	(15.0)	—	—

Cash paid, net	$18.2	$18.4	$187.3	$822.6	$60.9	$83.4

     See Note 5, Income Taxes, regarding federal income tax issues related to the acquisition of the Bethlehem assets.

     Intangible assets consist of $5.5 assigned to patents with an estimated useful life of 16 years and $21.0 assigned to favorable supply contracts that were being amortized over the term of the associated contracts ranging from one

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

to four years. ISG recognized $11.3 of expense during 2003 related to these intangibles. At December 31, 2003, the remaining balance of these intangible assets was reduced to zero through a provision for deferred federal income taxes.

(4) Stock Compensation

     ISG recognizes compensation expense for its stock compensation program based on the fair value, determined by using the Black-Scholes option pricing model, of the award on the measurement date under SFAS No. 123, Accounting for Stock-Based Compensation,

     ISG’s Key Employees’ Incentive Stock Option Plan (Plan) provides that common stock options may be granted to key employees and officers with exercise prices at no less than the market value on the grant date. Outstanding options vest in four equal annual installments and expire six years after date of grant. If there is a change of control of 50% or more of the voting stock of the Company, all remaining unvested options will vest immediately. Upon consummation of the merger with Mittal Steel (see Note 1, Pending Merger), all ISG stock options will be cancelled and holders of ISG options will receive an amount in cash equal to the difference between $42 per share and the applicable per share exercise price of the option. Immediately prior to consummation, ISG will pay about $145 to cancel the options.

     The fair value of the options granted in 2004 was $1.0, in 2003 was zero (the option price exceeded fair value at the grant date) and in 2002 was $9.4.

     Assumptions to value options used in each year were:

	2004	2003	2002
Expected volatility	29.4%	N/A	N/A
Risk free interest rate	3.22-3.63%	3.04%	3.04%
Dividend yield	0%	0%	0%
Expected term	4-5.5 years	1-4 years	1-4 years

     We recognized compensation expense of $1.4 in 2004, $3.3 in 2003 and $2.9 in 2002. As of December 31, 2004, there was $1.7 in total unrecognized compensation cost related to nonvested options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Options outstanding Beginning of the year	7,373,940	$5.97	7,167,600	$2.76	—	$—
Granted	100,000	31.59	1,038,940	25.55	7,464,440	2.76
Exercised	(3,206,430)	3.17	(72,400)	2.76	—	—
Canceled/forfeited	—	—	(760,200)	2.76	(296,840)	2.76

End of year	4,267,510	$8.68	7,373,940	$5.97	7,167,600	$2.76

Options exercisable at end of year	454,295	$12.88	2,619,975	$2.76	—	$—

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     ISG has a Stock Appreciation Rights Plan (stock rights) for certain key employees that provides employees a cash payment after vesting for the difference between the stock rights price and the market value of the stock on the date of exercise, with the award limited to 200% of the stock rights price. Stock rights vest in four substantially equal installments and expire five years after grant. We recognized compensation expense of $2.5, $2.5 and $0.5 during 2004, 2003 and 2002. Upon consummation of the merger with Mittal Steel (see Note 1, Pending Merger), these ISG stock rights will be converted in similar rights in Mittal Steel stock determined by the exchange ratio and the ISG stock rights price.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Rights	Price	Rights	Price	Rights	Price
Stock Rights outstanding Beginning of the year	941,440	$8.36	1,234,420	$3.82
Granted	406,948	33.40	188,480	25.55	1,248,900	$3.92
Exercised	(295,132)	5.97	(340,280)	3.72
Canceled/forfeited	(8,533)	25.55	(141,180)	2.76	(14,480)	12.78

End of year	1,044,723	$18.65	941,440	$8.36	1,234,420	$3.82

Stock Rights exercisable at end of year	18,175	$25.55	—	$—	—	$—

(5) Income Taxes

     The U.S. and foreign components of income (loss) before income taxes consist of the following:

	2004	2003	2002
United States	$763.5	$(47.4)	$114.0
Foreign	(7.8)	—	—

Total	$755.7	$(47.4)	$114.0

     The components of the (benefit) provision for income taxes follows:

	2004	2003	2002
(Benefit) provision:
Current
Federal	$142.2	$(42.5)	$42.5
Foreign	—	—	—
State	16.0	(1.9)	8.7
Deferred	(429.9)	20.5	(5.3)

Total	$(271.7)	$(23.9)	$45.9

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     A reconciliation of income taxes at the statutory U.S. tax rate of 35% to the recorded (benefit) provision follows:

	2004	2003	2002
Taxes at statutory rate	$264.5	$(16.6)	$39.9
State and local income taxes net of federal effect	20.5	(0.7)	5.2
Valuation allowance adjustment.	(389.8)	5.3	—
Utilization of NOL and certain temporary differences	(162.9)	(26.0)	—
Intangible assets written off	—	15.2	—
Depletion	(5.4)	(1.3)	—
Other	1.4	0.2	0.8

(Benefit) provision	$(271.7)	$(23.9)	$45.9

     Significant components of deferred income tax assets and (liabilities) follow:

	December 31,
	2004	2003
Temporary differences — assets (liabilities):
Plant and equipment	$149.3	$233.0
State deferred income taxes	91.0	101.2
Compensation and benefits	80.1	51.9
Environmental liabilities	74.3	72.9
Capitalized leases	71.2	77.7
Vacation accruals	25.8	17.3
Inventories	20.8	6.2
Accruals and reserves	13.9	29.0
Joint ventures	12.4	14.9
Other	15.5	18.4

Total assets	554.3	622.5

Prepaid expenses	(2.8)	(2.2)
Other	(0.4)	0.1

Total liabilities	(3.2)	(2.1)

Net operating loss carryforwards	269.8	321.4
AMT credit carryfoward	25.8	25.8
Valuation allowance	(416.8)	(967.6)

Net deferred tax asset	$429.9	$—

     Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the income tax returns.

     The acquisition of the Bethlehem assets in 2003 was structured as a tax-free reorganization under Internal Revenue Code (IRC) Section 368 (a) (1) (G). The historic tax attributes of Bethlehem as limited by IRC Section 382, therefore, carry over to the ISG consolidated federal income tax return. These tax attributes are composed principally of net operating loss (NOL) carryforwards, alternative minimum tax (AMT) credit carryforwards and temporary differences related to the tax basis of property, plant and equipment. The net deferred tax assets acquired related to these tax attributes were not recognized at the date of acquisition because there were a number of required

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

actions related to, among other matters, Bethlehem’s plan of liquidation under federal bankruptcy law. During the fourth quarter of 2003, among other events, the Bankruptcy Court confirmed Bethlehem’s plan of liquidation, which subsequently became effective on December 31, 2003. Accordingly, in the fourth quarter of 2003, we determined that it was appropriate to recognize the acquired net deferred tax assets and any related valuation allowance.

     In the first five years after the acquisition, IRC Section 382 limits ISG’s combined annual tax depreciation for the property acquired from Bethlehem in excess of that based on the fair value of specific assets acquired and ability to utilize the NOL carryforward acquired from Bethlehem to an amount calculated by multiplying the tax free rate published by the IRS for the month the acquisition occurred by the entity value of the net assets acquired. The excess of any available tax depreciation over that allowed by Section 382 in these first five years becomes an NOL carryforward. There is no depreciation limitation after the first five years but the annual NOL utilization continues to be limited to the same amount. As a result, certain Bethlehem tax depreciation is converted to an ISG NOL and certain acquired Bethlehem NOL carryforwards cannot be used by ISG. After taking the above limits into consideration, ISG estimates the net deferred tax asset acquired from Bethlehem to be about $1,000.

     At December 31, 2004, ISG had United States regular tax NOL loss carryforwards as limited by IRC Section 382 of about $765, comprised of about $564 acquired from Bethlehem and about $201 from excess available tax depreciation, and AMT credit carryforwards acquired from Bethlehem of about $25. Any amount of the annual available depreciation or NOL as limited by IRC Section 382 acquired from Bethlehem that is not used in the tax return can be carried forward to use in future years as long as sufficient original Bethlehem NOL amounts have not expired. The Bethlehem NOL loss carryforward before the limits imposed by IRC Section 382 total about $968 and expire in varying amounts from 2008 through 2022 if we are unable to generate sufficient amounts of taxable income in the future. The NOL’s from excess depreciation expire in equal amounts from 2023 to 2027. AMT credits can be carried forward indefinitely.

     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is “more likely than not” (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available “positive and negative evidence.” The realization of the deferred tax asset is ultimately dependent upon ISG’s generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. Because ISG had been in existence for less than two years and those resulted in a net cumulative tax loss, the available negative evidence could not be overcome and a full valuation allowance was required for the deferred tax asset at December 31, 2003. In addition, generally accepted accounting principles require that we recognize any tax benefits of the Bethlehem acquisition realized in 2003 through the income statement only after writing off any remaining intangible assets acquired from Bethlehem. Accordingly, in the fourth quarter of 2003, we wrote off $15.2 of intangible assets as a provision for deferred income taxes.

     ISG is now one of the largest steel producers in North America with 2004 net sales of over $9 billion and income before income taxes of about $756. The global steel market improved significantly in 2004 and the current outlook remains positive. Based on ISG’s 2004 financial results, the significant improvement in the global steel industry, assumptions about expected future taxable income and all available and prudent tax planning strategies, ISG concluded that there is sufficient positive evidence to determine that it is “more likely than not” (a likelihood of greater than 50%) that a portion of ISG’s deferred tax asset will be realized. Accordingly, ISG recorded an adjustment to the valuation allowance of about $390 million in the fourth quarter of 2004. While there are numerous future scenarios under which ISG could generate sufficient income before income taxes through 2027 to realize the recorded net deferred tax asset of $430, ISG would need to generate about $225 of income before income taxes per year from 2005 through 2009 or about $12 to $14 per ton shipped based on annual shipments of 16 to 18 million net tons to realize that asset.

     If based on then available evidence in the future, it is determined that the valuation allowance needs to be adjusted using the “more likely than not” criterion, such adjustment will be through a provision or benefit for income taxes in the income statement in that period.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     ISG’s 2004 provision for income taxes was about $118 before the benefit of the valuation allowance adjustment or effective rate of about 15%. This provision takes into consideration the temporary differences that arose or reversed during 2004, the benefit of the NOL and IRC Section 382 depreciation limit carryforwards from 2003, and, as required by generally accepted accounting principles, the benefit of temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income taxes paid for 2004.

     Our income tax returns are subject to audits by the Internal Revenue Service and state tax authorities. To date, we have not been audited by any of these. Because of uncertainties in interpretations of certain IRC Section 382 regulations, ISG has not recorded potential deferred tax assets related to the tax basis of certain depreciable assets acquired from Bethlehem in excess of the values assigned to those assets under generally accepted accounting principles that are not probable of being realized. These uncertainties will be resolved through the Internal Revenue Service audit process. We believe that the outcome of any future audits would not have a material adverse impact on the Company’s financial position, cash flows or results of operations.

(6) Income (loss) per Share

     The following table presents calculations of income (loss) per share of common stock:

	2004	2003	2002
Net income (loss)	$1,027.4	$(23.5)	$68.1
Deemed dividend on the conversion of Class B common Stock	—	(73.6)	—

Net income (loss) applicable for basic earnings per common share	1,027.4	(97.1)	68.1
Adjustment for interest on convertible debt	1.3	—	—

Net income (loss) applicable for diluted earnings per common share	$1,028.7	$(97.1)	$68.1

Weighted average number of shares of common stock outstanding — Basic	98.7	77.1	66.5
Incremental shares issuable upon assumed conversion and exercise of stock options	4.3	—	2.4

Total shares -Diluted	103.0	77.1	68.9

Income (loss) per share:
Basic	$10.41	$(1.26)	$1.02

Diluted	$9.99	$(1.26)	$0.99

     The basic and diluted loss per share are the same for 2003 because incremental shares issuable upon conversion are anti-dilutive.

     The Class B common stock was issued in 2003 for cash and in connection with the acquisition of the Bethlehem assets. It was identical in all respects to common stock, except that it contained an automatic conversion to common stock upon ISG’s initial public offering at a conversion ratio per share equal to (1) $92,500, divided by (2) the product of (a) the price per share paid by the public in the initial public offering multiplied by (b) 0.7, divided by (3) 3,620. Upon the completion of the offering on December 12, 2003, the Class B common stock automatically converted into 8,759,929 shares of common stock at the $28 per share price of the public offering. The conversion of the Class B common stock resulted in a one-time “deemed dividend” to the holders of the Class B common stock of $73.6. The “deemed dividend” was recognized on the balance sheet as a reclassification from retained earnings to paid in capital in excess of par value. This transaction had no impact on cash flows or net income. The “deemed dividend,” however, is required to be treated similar to a preferred stock dividend in the calculation of loss per share of common stock by deducting it from net loss to arrive at net loss applicable to common stock, increasing the 2003 loss per common share by $0.95 from $0.31 to $1.26.

     (7) Comprehensive Income (Loss)

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     We have financial instruments that are designated as cash flow hedges for natural gas and for zinc, the effective portion of the change in value of these financial instruments is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings. At December 31, 2004, we recognized $3.7 in prepaid expenses and $2.7 in accrued liabilities with a corresponding $1.0 in other comprehensive income related to the cash flow hedges.

     The following table presents calculations of comprehensive income (loss):

	2004	2003	2002
Other comprehensive income (loss):
Derivative financial instruments:
Changes in value during the period	$(8.0)	$5.0	—
Recognized in net income	4.0	—	—

Total other comprehensive income (loss)	(4.0)	5.0	—
Net income (loss)	1,027.4	(23.5)	68.1

Total comprehensive income (loss)	$1,023.4	$(18.5)	$68.1

(8) Long-term Debt and Capital Lease Obligations

     Components of long-term debt and capital leases follow:

	December 31,
	2004	2003
Debt — Notes and loans:
Senior Notes, 6.5%, Due 2014	$600.0	$—
Credit Facilities, Tranche B, LIBOR plus 3.5%, Due May 2007	—	266.8
Columbus Coatings financing, Variable, Due August 2008	—	57.8
PBGC convertible note, 6%, Due May 2007	35.0	35.0
Coal Act Subordinated Note, 9%, Due September 2005	—	7.0
MABCO Note, 5%, Due 2019	5.0	—
Industrial Revenue Bonds, 5.8%, Due May 2007	3.8	4.9
Acme Steel Promissory Note, 7.75%, Due October 2007	—	2.8
Unamortized debt discount	(5.1)	—

Total debt	638.7	374.3
Current portion	(1.5)	(11.5)

Total long-term debt	$637.2	$362.8

Capital lease obligations:
Coke oven battery, approximately 5%, payable 2005-2014	$159.5	$174.2
Wide slab caster, 9.86%, payable 2005	32.8	39.2
Iron ore vessel, 13%, payable 2005-2009	19.2	21.9
Other	14.2	12.7

Total capital lease obligations	225.7	248.0
Current portion	(56.1)	(35.3)

Total long-term capital lease obligations	$169.6	$212.7

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     The maturities of long-term debt and required capital lease payments at December 31, 2004 follows:

2005	$57.6
2006	6.6
2007	41.7
2008	10.4
2009	1.8
Thereafter	751.4

Total	$869.5

     On April 14, 2004, the Company issued $600 of senior, unsecured debt securities due 2014 in a private placement to a limited number of qualified institutional buyers as defined under the Securities Act. The debt securities bear interest at a rate of 6.5% and were sold at an original issue discount of $5.4, which is amortized as interest expense over the life of the issue. These debt securities have a principal at maturity of $600 and an effective annual cost of 6.625%. In October 2004, ISG exchanged the original debt securities with the terms of the new debt securities (the Notes) being substantially identical in all respects to the terms of the securities for which they were exchanged except that the Notes were registered under the Securities Act of 1933, as amended.

     Interest on the Notes is payable semi-annually beginning in October 2004. We are not required to make mandatory redemption or sinking fund payments prior to maturity. However, we may redeem the Notes, in whole or in part, at our option, at any time at a redemption price equal to the greater of 100% of the principal amount of the debentures to be redeemed or the sum of the present value of the remaining scheduled payments. Or, at any time prior to April 15, 2007, we may redeem on one or more occasions up to 35% of the aggregate principal amount of the Notes at a redemption price of 106.50% of the principal amount, plus accrued interest and Special Interest (as defined in the Indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of Notes issued (excluding Notes held by the Company or its Subsidiaries) remains outstanding immediately after the redemption and the redemption occurs within 90 days after the consummation of the equity offering.

     The associated indenture governing the Notes contains certain covenants that are typical of investment grade debt. At December 31, 2004, the Company was in compliance with these covenants.

     Certain of ISG’s domestic wholly owned subsidiaries guarantee the Notes on a full, unconditional and joint and several basis. The parent company has no independent assets or operations and non-guarantor subsidiaries are minor.

Financing costs of $12.0 were incurred with the placement of the debt securities and Notes. These costs are included in other assets on the consolidated balance sheet and are being amortized to earnings on a straight-line basis over the life of the issue which approximates the effective yield method.

     In 2003, the Company entered into credit facilities (Credit Facilities) that are collateralized by inventory, accounts receivable, real property and capital stock. The Credit Facilities consisted of a three-year $350.0 revolving credit facility, a two-year $250.0 tranche A term loan facility and a four-year $400.0 tranche B term loan facility. The tranche A term loan was repaid in full during 2003. The $266.8 outstanding on the tranche B term loan at December 31, 2003 was paid in full in April 2004. The amounts repaid are not eligible to be borrowed again. At December 31, 2004, we had no borrowings and $8.6 in letters of credit outstanding under the revolving credit facility. Commitment fees are payable quarterly for the unused portion of the total loan commitment with the rates ranging from 0.25% to 0.50% per annum. Letter of credit fees are 3.5% of the issued amount.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     Advances under the revolving credit facility are subject to our compliance at all times with a borrowing base that permits borrowings in an amount not to exceed certain percentages of our receivables and inventory.

      At December 31, 2004, the Company had an $8.6 letter of credit outstanding and $241.4 available borrowing capacity under the revolving credit facility. Under the facility, the pending merger (see Note 1, Pending Merger) would be a change of control and would terminate the facility unless amended. The interest rate on any borrowings under the revolving credit facility are subject to our overall leverage ratios and bear interest, at the option of ISG, at either LIBOR plus a margin ranging from 2.50% to 4.00% per annum or the prime rate plus a margin ranging from 1.50% to 3.00% per annum. At December 31, 2003, the weighted average interest rate on all outstanding borrowings under the Credit Facilities was 5.178%. Payments of dividends are restricted by a calculation that includes dividend payments and other restricted payments. At December 31, 2004, the maximum available for these payments was about $260.

     The Company is subject to various financial covenants including a minimum borrowing availability, limitations on capital expenditures, minimum fixed charges coverage, maximum leverage ratios, minimum net worth and minimum earnings before interest, taxes, depreciation and amortization (EBITDA) as defined in the agreement governing the Credit Facilities. The revolving credit facility may be withdrawn if a material adverse effect or event of default has occurred and the Company is unable to remedy the event in a timely manner as defined in the agreement. At December 31, 2004, the Company was in compliance with all covenants under the Credit Facilities.

     The Pension Benefit Guaranty Corporation (PBGC) convertible note bears interest at 6.0% and requires semi-annual interest payments, and the principal is due in full on May 6, 2007. The PBGC note is subordinated to all of our senior indebtedness, including the Credit Facilities and the Notes. The PBGC note is convertible, at the PBGC’s option, into 29,240.55 shares of our common stock for each $1 million in principal and interest outstanding at any time.

     In connection with the Bethlehem acquisition, ISG assumed a credit facility from Columbus Coatings Corporation, a subsidiary of Bethlehem. This credit facility was repaid during 2003 with proceeds from a new $60.0 loan agreement from GE Capital Corporation. GE Capital was repaid in full during April 2004.

     The Coal Act subordinated note to the United Mine Workers of America 1992 Benefit Plan and the UMWA Combined Benefit Fund was paid in full in January 2004.

     In connection with the Weirton asset acquisition, ISG issued a $5.0 promissory note due 2019. The note bears interest at 5.0% with principal and interest payments due annually beginning in May 2005.

     The Industrial Revenue Bonds bear interest at 5.8% and require monthly sinking fund payments of $0.1 for principal and interest. Bondholders receive principal and interest payments from the sinking fund trustee semi-annually. These bonds are secured by the Cleveland plant facilities.

     The promissory note payable to Acme was paid in full in January 2004.

     The amounts included in property, plant and equipment for capital leases were $169.1 (net of $32.7 of accumulated amortization) at December 31, 2004. The capital lease on a coke oven battery at the Burns Harbor facility required payments of $24.7 in 2004 based on the cost and amount of coke production. In February 2005, ISG took ownership of the battery as required in the lease and began minimum monthly payments of $0.5 with additional payments based on coke production through 2014. The capital lease on the slab caster at the Sparrows Point facility requires quarterly payments of $2.3 with the balance due in July 2005. The capital lease on an ore vessel requires monthly payments of $0.5.

     Based on quoted market values, the borrowing rates currently available to the Corporation and other available information, the Company believes that the fair market value of its long-term debt is about $700 at December 31, 2004 and approximates the carrying value at December 31, 2003.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

(9) Contingencies

     ISG is subject to various legal actions and contingencies in the normal course of conducting business. ISG recognizes liabilities for such matters when a loss is probable and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations and cash flows of a particular quarter or year, the Company believes that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on its competitive position in the steel industry or financial position.

     ISG is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, we are required to investigate and remediate any currently unknown contamination and wastes or new information is obtained about required remediation activities at our plant sites, ISG could be required to record additional liabilities.

     The table below represents the amounts recorded for environmental liabilities discounted at 8%:

	2004	2003
Beginning balance	$208.4	$56.4
Liabilities recognized at acquisitions	12.1 *	159.0
Accretion and changes in estimates and timing of spending	15.1	1.0
Liabilities related to properties sold	(13.2)	—
Spending for remediation	(17.1)	(8.0)

Total	205.3	208.4
Total current portion included in other current liabilities	(41.0)	(47.2)

Long term balance at year end	$164.3	$161.2

     * Includes a $6.9 reduction in the first quarter of 2004 to amounts previously recorded for the Bethlehem acquisition as a result of additional information and analysis obtained during that period.

     The 2003 current portion includes $13.5 related to assets sold during 2004.

Undiscounted environmental expenditures related to these liabilities for the next five years and thereafter are expected to be:

2005	$41.0
2006	35.7
2007	29.0
2008	23.9
2009	23.3
Thereafter	218.9

Total – undiscounted	$371.8

     The accrued environmental liabilities are estimates. The significant assumptions that underlie our estimates may be impacted by changing circumstances that affect the reasonableness of such estimates including the following:

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

• the legal analysis applied to determining the existence of an obligation,
• the nature and scope of the obligation,
• the technical data utilized to evaluate engineering or other actionable solutions,
• the financial data utilized to calculate a range of cost estimates to effect engineering or other solutions,
• the appropriateness and technical feasibility of selected engineering or other actions,
• regulations and other governmental requirements applicable to the liability or obligation will remain constant, and
• the financial obligation to address the obligation is solely that of the Company.

Changing circumstances that may impact the reasonableness of the estimates include:

• the validity of the assumptions underlying the estimate,
• a change in factors or laws that may affect the nature and scope of the liability or obligation,
• new information that may impact the range of engineering or other actions that are appropriate and feasible to address the liability or obligation, and
• change in applicable markets and economies that impact costs.

     The Company’s accrued environmental liabilities are based on engineering estimates and are described below in the context of applicable environmental regulation by relative locations.

     Under the Resource Conservation and Recovery Act (RCRA) and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of ISG’s major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

     At ISG’s properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is complete. A report was submitted to U.S. Environmental Protection Agency, or EPA, and the New York State Department of Environmental Conservation, or NYDEC, for approval on December 17, 2004. NYDEC and ISG executed an order on consent to perform interim corrective measures at a former owner’s benzol storage tank area. This order was executed on November 26, 2004. ISG and NYDEC will be discussing additional corrective measures following the agency’s review of the site RFI. ISG has estimated that the undiscounted future cost of performing anticipated remediation and post remediation activities will be about $67 and will be completed over a period of 15 years or more. The estimate is based on the the extent of soil and groundwater contamination identified by the RFI and likely remedial alternative, including excavation and consolidation of contaminates in an on-site landfill and continuation of a benzol groundwater pump and treat system.

     ISG has agreed with the U.S. EPA and the Maryland Department of the Environment to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to ISG’s Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. The consent decree requires ISG to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray’s Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, ISG also must implement corrective measures at the Gray’s Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $43.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     ISG is required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. ISG entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to ISG and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, ISG submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required ISG to propose a long-term financial assurance mechanism. PaDEP approved ISG’s cost reduction plan. On May 9, 2004, ISG entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. ISG expects to fund the treatment trust over a period of up to 10 years at a current target value of approximately $20. Until the improvements are made and the treatment trust is fully funded, ISG expects to spend about $1 to $2 per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, ISG could be required to make up any deficiency in the treatment trust in the future.

     ISG owns a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. ISG estimates that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $22.

     ISG’s facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The U.S. EPA and ISG are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $18.

     At ISG’s Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, ISG does not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that ISG will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is probable that ISG will incur future costs to manage this material. ISG also has a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $22.

     ISG’s Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

of the Cleveland facilities by either U.S. federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require installation of an engineered capping system for closure and post-closure care including groundwater monitoring in the future. The undiscounted cost of closure and post-closure care for this landfill is estimated to be approximately $13.

     ISG’s recently acquired Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas is underway. In addition, ISG is required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The undiscounted cost of investigative and closure activities at the site are estimated to be about $13.

     At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both U.S. state and federal regulatory authorities. The majority of the site was sold by ISG in April 2004 with an additional sale occurring in September 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations associated with the acquired property and acquired an insurance policy with ISG as a beneficiary to cover the estimated future environmental reclamation costs. The undiscounted cost associated with anticipated environmental remediation actions on property ISG continues to own is estimated to be about $4.

     ISG’s facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has produced steel since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation under the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present U.S. federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed.

     ISG anticipates spending approximately $51 over the next 40 years, including $10 during 2005, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

     There are a number of other facilities and properties, which ISG owns across the United States, which may present incidental environmental liabilities. The majority of these sites were formed pipe coating operations which may have impacted soils or groundwater. The estimated undiscounted cost of future investigations and probable remediation at these sites is about $12.

     In addition to the above matters, ISG receives notices of violation relating to minor environmental matters from time to time in the ordinary course of business. ISG does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items.

     ISG purchased only selected assets of Georgetown, Weirton, Bethlehem, Acme and LTV through sales in bankruptcy proceedings. The sales orders issued by the U.S. Bankruptcy Courts having jurisdiction over each transaction explicitly provide that the sellers retained certain historic liabilities, including employee asbestos-related liability, and that ISG shall not be deemed as a successor to any seller with respect to asbestos-related liabilities or any other matter. Despite the foregoing, it is possible that future claims with respect to historic asbestos exposure might be directed at us. The Company considers the risk of incurring liability as the result of such claims extremely remote.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     ISG spent approximately $132 in 2004 for recurring costs to manage hazardous substances and pollution in ongoing operations. Spending for environmental compliance related capital expenditures to limit or monitor pollutants was $20 in 2004. We expect to spend about $100 in 2005 and an average of about $20 per year for capital expenditures from 2006 through 2009 to meet environmental standards.

     ISG has guaranteed a joint venture’s operating lease with annual payments of $6.6 through 2008 and one monthly payment of $0.6 in 2009.

     Other contingent liabilities arise periodically in the normal course of business. In the opinion of management, any such unrecognized matters that are reasonably possible at December 31, 2004, would not have a material effect on the Company’s financial position, results of operations or cash flows.

(10) Pension and Other Postretirement Benefit Plans

     Under ISG’s labor agreement with the United Steelworkers of America (USWA), the Company and the USWA established defined contribution benefit trusts to fund pensions and retiree medical and death benefits for retirees and dependents from certain USWA represented bargaining units. In 2004, we established a similar agreement with the Independent Steel Workers Union (ISU) at our Weirton facility. Initial contributions to the pension trust are based on an amount per employee and continuing contributions are based on $1.50 per hour paid. The related expense was $56.8 for 2004 ($53.2 based on hours paid and $3.6 based on number of employees), and $45.0 ($25.9 based on hours paid and $19.1 based on number of employees) for 2003 and $7.6 (based on the number of employees) for 2002. Contributions to the retiree medical and death benefits trust (VEBA) are based on ISG’s quarterly EBITDA and certain overtime hours worked as defined in the agreements. Expense was $155.9 for 2004 and $4.3 for 2003.

     ISG maintains a qualified savings plan for salaried employees under Section 401k of the Internal Revenue Code under which it matches a specified portion of any employee contributions to the plan. Company contributions vest immediately and amounted to about $5.0 in 2004, $2.5 in 2003 and $0.4 in 2002.

     ISG also has a defined benefit retiree medical and death benefit plans covering USWA employees who are eligible to retire under the current labor agreements. We do not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires. ISG is not required to pre-fund any benefits and expects any benefits to be paid in 2005 to be minimal.

     ISG owns a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture that is pro rata consolidated in ISG’s consolidated financial statements. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plans within statutory guidelines. Hibbing is considering various funding options, but ISG’s share of the minimum funding requirement in 2005 is $1.6. Hibbing also provides retiree medical and death benefits to most full-time employees, hired before January 1, 1993, with 30 years of service or employees who are 60 years of age with 15 years of service. A new labor agreement in 2004 capped the company’s share of healthcare costs at 2008 levels for the years 2009 and beyond. ISG’s prorated required contribution to the plan for other benefits based on net tons produced in 2004 and expected benefit payments will be $6.7 in 2005. The amounts included below for the Hibbing plan reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Act. Hibbing applied the retroactive transition method under FASB Staff Position No. 106-2 in the second quarter of 2004. The effect was not material to ISG.

     The amounts presented below for ISG’s USWA employees do not reflect the effects of the Act. Detailed regulations necessary to implement the Act were just recently issued. Accordingly, we have not been able to

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

determine if the plan meets the actuarial equivalent requirement of the Act or if we will modify the plan. However, because the plan requires that the plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs. In 2005, ISG expects to contribute $1.4 to the plan based on forecasted benefit payments.

     ISG’s consolidated pension, which is only related to Hibbing, and other postemployment benefits information, at our measurement date of December 31, follows:

	Pension		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Postretirement benefit obligation at Bethlehem purchase date / beginning of period	$76.7	$74.1	$142.0	$32.3
Service cost	2.3	1.5	4.0	2.8
Interest cost	5.5	3.0	8.6	5.9
Benefits paid	(3.2)	(1.7)	(1.4)	(0.9)
Plan changes (primarily additional employees from acquisition)	6.5	(2.7)	(9.9)	88.5
Net actuarial losses / other	10.5	2.5	19.1	13.4

Postretirement benefit obligation * at end of year	98.3	76.7	162.4	142.0

Change in plan assets:
Fair value of plan assets at beginning of year/ purchase date	57.6	51.1	11.3	10.1
Actual return on plan assets	7.2	6.1	1.4	1.2
Net company contributions	7.8	2.1	5.9	.6
Benefits paid	(3.2)	(1.7)	(1.6)	(.6)

Fair value of plan assets at end of year	69.4	57.6	17.0	11.3

Funded status of plan:
Unfunded obligation	28.9	19.1	145.4	130.7
Unrecognized actuarial gain / (loss)	(2.0)	5.8	(32.2)	(12.5)
Unrecognized prior service cost	—	—	(45.8)	(72.4)

Net amount recognized in the balance sheet.	$26.9	$24.9	$67.4	$45.8

     * The accumulated benefit obligation for pensions was $91.7 at December 31, 2004 and $68.7 at December 31, 2003.

	Pension		Other Benefits
	2004	2003	2004	2003	2002
Weighted average assumptions as of December 31 follow:
Discount rate — ISG	n/a	n/a	5.50%	6.00%	6.50%
Discount rate — Hibbing	5.75%	6.25%	5.75%	6.25%	n/a
Expected long-term return on plan assets — Hibbing.	8.50%	8.50%	8.50%	8.50%	n/a
Average rate of compensation increase — Hibbing	4.16%	4.19%	n/a	n/a	n/a
Projected health care cost trend rate — ISG	n/a	n/a	9.7-11.7%	10.00%	10.00%
Projected health care cost trend rate — Hibbing	n/a	n/a	9.00%	10.00%	n/a

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

Ultimate trend rate — ISG	n/a	n/a	5.50%	5.50%	5.50%
Ultimate trend rate — Hibbing	n/a	n/a	5.00%	5.00%	n/a
Year ultimate trend rate is achieved — ISG	n/a	n/a	2014	2013	2012
Year ultimate trend rate is achieved — Hibbing	n/a	n/a	2009	2009	n/a
Net periodic post retirement benefit cost:
Service cost	$2.3	$1.5	$4.0	$2.8	$—
Interest cost	5.5	3.0	8.6	6.0	0.1
Expected return on plan assets	(5.3)	(2.8)	(1.1)	(0.6)	—
Amortization of unrecognized prior service cost	(.2)	0.5	14.7	11.4	0.2

Total net periodic postretirement benefit cost	$2.3	$2.2	$26.2	$19.6	$0.3

     The plan asset allocations and target allocations are:

	Pension Assets			Other Benefits
	2005			2005
	Target	2004	2003	Target	2004	2003
Asset category:
Equity securities	64.0%	63.8%	72.0%	65.0%	66.0%	67.1%
Debt securities	29.0	28.4	20.0	35.0	34.0	32.9
Real estate	7.0	7.8	8.0	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The expected return on plan assets represents the weighted average expected returns for each asset category. Expected returns are based on historical performance adjusted for current trends.

A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total annual service and interest cost components	$0.6	$(0.6)
Effect on accumulated postretirement benefit obligation	8.5	(7.9)

     As a result of the Bethlehem and Weirton acquisitions, ISG is required to provide lifetime medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) to the Bethlehem and Weirton retirees and their surviving spouses. Upon a retiree’s death, his or her surviving spouse and dependent children may elect coverage up to an additional 36 months. ISG charges the participants a premium to participate in this program, and individuals who leave the program may not re-enter. Persons with ongoing illnesses or a high expectation of using healthcare services are more likely to enroll in this program than others. COBRA regulations preclude the use of a factor to reflect this phenomenon in establishing premiums. Therefore, ISG is likely to incur healthcare costs in excess of the premium amounts received from the participants. Accordingly, we recorded an actuarial liability in connection with these acquisitions based on assumptions regarding the number of participants who will remain in the COBRA plan and their health status. Differences between our future experience and the actuarially expected amounts will be amortized over the expected remaining lives of the participants.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

In connection with COBRA, the following amounts were recorded:

	2004	2003
Beginning balance	$54.4	$—
Liability recognized at acquisition	7.0	50.9
Interest accretion on the liability	2.9	2.0
Premiums received in excess of (less than) healthcare claims and expenses	(13.5)	1.5

Ending Balance	$50.8	$54.4

The amounts recorded in our balance sheet for pension, other postretirement benefits and COBRA are:

	2004	2003
Pensions — defined benefit	$26.9	$24.9
Pensions — defined contribution	10.4	47.5
VEBA — defined contribution	53.9	4.4
Other postretirement benefits	67.4	45.8
COBRA	50.8	54.4

Total	$209.4	177.0
Current portion	(86.4)	(76.0)

Long-term pension and other retiree benefits	$123.0	$101.0

Estimated future benefit payments for defined benefit plans are:

		Other
	Pension	Benefits	Cobra
2005	$3.3	$3.1	$5.0
2006	3.7	5.8	4.4
2007	4.6	10.4	3.8
2008	5.3	17.7	3.2
2009	6.0	20.1	2.8
2010 to 2014	38.6	75.5	8.2

(11) Commitments

     As part of the acquisition of the assets of LTV, ISG assumed a five-year supply contract to provide hot rolled bands to United States Steel Corporation (U.S. Steel) at predetermined prices. At inception, the U.S. Steel supply contract was scheduled to provide a total of 2,250,000 net tons through March 2006. The contracted selling prices to U.S. Steel were below the current market prices. Accordingly, ISG recorded a liability that was being amortized to income as the products are shipped representing the net present value of the difference between the contract prices and current market prices. In November 2003, the contract was modified as part of an asset swap agreement with U.S. Steel that was accounted for as a nonmonetary transaction. The revised contract is in effect until March 1, 2006 and requires ISG to provide U.S. Steel with up to 840,000 net tons of hot rolled bands at prices below current market price. The recorded liability of $8.0 at December 31, 2004 is being amortized into income as the products are shipped.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     We have entered into various supply agreements for services, utilities, natural gas transportation, industrial gases and certain raw materials that contain minimum annual requirements. Based upon prices in effect at December 31, 2004, the following table presents firm commitments relating to these agreements for the next five years and thereafter:

2005	$1,167.2
2006	653.7
2007	665.4
2008	643.4
2009	448.3
Thereafter	2,763.8

$6,341.8

     The Company leases certain manufacturing equipment, office space and computer equipment under non-cancelable leases that expire at various dates through 2034. Rental expenses on operating leases were $47.1 for 2004 and $23.8 for 2003 and $0.2 for the period ended December 31, 2002. Future minimum operating lease payments under non-cancelable operating leases in effect at December 31, 2004 are as follows:

2005	$46.8
2006	33.8
2007	27.4
2008	24.7
2009	23.3
Thereafter	78.6

$234.6

(12) Related Parties

     The Company has transactions in the normal course of business with various related parties. Approval by a majority of ISG’s disinterested directors is required to approve any transactions between ISG and a 5% or greater stockholder.

     Wilbur L. Ross is a director of the Company and is a principal of WL Ross and Co., which manages two funds that beneficially own 6.9% of ISG’s common stock at December 31, 2004. During the year ended December 31, 2004 and period ended December 31, 2003, the Company incurred $0.1 and $5.9 for fees and out-of-pocket expenses associated with financial advisory services provided to the Company by WL Ross and Co.

     The Chairman and Chief Executive Officer of Cleveland-Cliffs Inc served as a director of ISG from ISG’s inception until February 2004. Cleveland-Cliffs Inc owned over 5.0% of our stock during early 2004, but had disposed of all our stock by December 31, 2004. We have a 15-year supply agreement with Cleveland-Cliffs to purchase all of our iron ore pellet requirements for use in certain of our blast furnaces at prices that are adjusted annually for changes in certain price indices and selling prices for certain steel products. The supply agreement can be extended beyond the initial term with the consent of both parties or can be terminated at the end of the initial term with a two-year advance termination notice. In addition, with the Weirton acquisition, we assumed Weirton’s agreement with Cleveland-Cliffs Inc, and as part of the assignment agreed to certain amendments. The agreement will supply all of Weirton’s iron ore pellets for the period 2006 to 2018 and partial requirements for 2004 and 2005. The other terms of the agreement are similar to our other contract with Cleveland-Cliffs Inc, but only require an advance termination notice of one year. During the years ended December 31, 2004 and 2003, we purchased iron ore pellets for $494.4 and $236.1, respectively, from Cleveland-Cliffs. We also sold iron ore pellets to Cleveland-Cliffs for $7.2 in 2004 and $20.7 in 2003. At December 31, 2004, ISG had a $39.9 account payable to Cleveland-Cliffs.

INTERNATIONAL STEEL GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

(Dollars in millions, except per share data)

     In addition, in July 2004 we purchased substantially all of the assets, and assumed certain of the liabilities, of the HBI Facility for approximately $18 in cash, including the payment of certain liabilities at closing. The HBI Facility is a part of a joint venture that began in the mid-1990s as a joint venture between Cleveland Cliffs, Lurgi Metallurgie (now known as Outokumpu Technology GmbH), and LTV Steel. Production began in 2000 at the HBI Facility but ceased a year later as a result of depressed global scrap iron and hot briquetted iron prices, changes in the makeup of the joint venture, and other factors. ISG restarted the facility in November 2004.

     Park Corporation, whose Chairman and Chief Executive Officer served as a director of ISG from June 2002 to May 5, 2003, beneficially owned 5.4% of ISG’s common stock as of December 31, 2004 through Georgia Financial LLC, its wholly–owned subsidiary. The Park Corporation provided $19.5 and $6.4 of supplies and services to ISG during 2004 and 2003, respectively. Under the Bethlehem acquisition, ISG assumed an agreement that resulted in approximately $17.8 of ingot sales to Park Corporation since the date of acquisition. All transactions with Park Corporation were at market prices.

(13) Quarterly Information (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

	Quarter Ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Net sales	$1,770.3	$2,083.8	$2,608.3	$2,553.5

Cost of sales	$1,601.1	$1,859.5	$2,164.6	$2,202.7

Income before income taxes	$76.1	$105.0	$327.2	$247.4

Net income	$70.9	$94.1	$256.4	$606.0

Income per share:
Basic	$0.73	$0.96	$2.59	$6.06

Diluted	$0.68	$0.92	$2.51	$5.87

	Quarter Ended
	3/29/2003	6/28/2003	9/27/2003	12/31/2003
Net sales	$461.7	$1,005.1	$1,184.9	$1,418.3

Cost of sales	$451.5	$982.4	$1,125.3	$1,277.7

Net (loss) income	$(2.3)	$(27.5)	$(18.6)	$24.9

Net loss applicable to common stock	$(2.3)	$(27.5)	$(18.6)	$(48.7)

Loss per share:
Basic	$(0.03)	$(0.41)	$(0.24)	$(0.57)

Diluted	$(0.03)	$(0.41)	$(0.24)	$(0.57)

International Steel Group Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(Dollars in millions)

		Additions
		Charged
		(Credited)
	Balance at	to Sales,				Balance at
	Beginning	Costs and	Charges to			End of
Classification	of Period	Expenses	Other		Deductions	Period
Allowances for receivables: (a)
December 31, 2002	$—	16.2	—		(8.9)	$7.3
December 31, 2003	$7.3	77.3	26.0	(b)	(76.8)	$33.8
December 31, 2004	$33.8	88.8	3.4	(b)	(75.9)	$50.1
Valuation allowance for deferred tax asset:
December 31, 2003	$—	5.3	962.3	(b)	—	$967.6
December 31, 2004	$967.6	(550.8)	—		—	$416.8

(a)	Includes allowances for bad debts, customer claims, other customer adjustments and cash discounts.
(b)	Balances established as a result of Bethlehem and Weirton acquisitions.

2