Form 10-K/A
period 2004-12-31
INTERNATIONAL STEEL GROUP INC
filed 2005-03-21
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to the Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission file number 1-31926

International Steel Group Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0871875
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4020 Kinross Lakes Parkway, Richfield, Ohio	44286-9000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 659-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01	New York Stock Exchange

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act. Yes ☒ No ☐

     Aggregate market value of common equity held by non-affiliates as of June 30, 2004: $2,714 million. For purposes of this calculation only, ISG common stock beneficially owned by directors and officers of ISG has been treated as held by affiliates.

     Number of common shares outstanding as of February 28, 2005: 100,035,950

Amendment No. 1 to the Annual Report
For the Year Ended December 31, 2004

EXPLANATORY NOTE

International Steel Group, Inc. (“ISG”) is filing this Amendment No. 1 (this “Amendment”) to its Form 10-K for the fiscal year ended December 31, 2004 as filed on March 17, 2004 (the “Annual Report”) to include a revised consent from KPMG LLP (filed as Exhibit 23.1 to the Annual Report) which consents to the incorporation by reference in the registration statement (No. 333-111868) on Form S-8 of ISG and in the registration statement (No. 333-121220) on Form F-4 of Mittal Steel Company N.V. of its reports dated March 15, 2005, with respect to the consolidated balance sheets of ISG and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004, and the period from inception, February 22, 2002, through December 31, 2002 and the related financial statement schedule, which report refers to a change to the last-in, first-out method of valuing inventories; and with respect to management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

The complete text of the exhibit amended is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. This Amendment amends and restates in their entirety only Exhibit 23.1 and Part IV, Item 15, which contains the exhibit list. It does not affect any other Items and Exhibits in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	Documents filed as part of this Report:

The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1)	Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.	F-3

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-4

Consolidated Statements of Cash Flows, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-5

Notes to Consolidated Financial Statements.	F-6

(2)	Consolidated Financial Statement Schedules

II — Valuation and Qualifying Accounts and Reserves, for the years ended December 31, 2004 and 2003 and for the period from inception, February 22, 2002, through December 31, 2002.	F-28

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

(3) Exhibits

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 24, 2004, by and among Ispat International N.V., Park Acquisition Corp. and ISG (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

4.1	Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.2	Form of Registration Rights Agreement by and among ISG and the investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.3	Registration Rights Agreement, dated as of May 6, 2003, by and between ISG and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.4	Convertible Subordinated Promissory Note, dated as of May 6, 2003, by ISG, as Maker and the Pension Benefit Guaranty Corporation, as Payee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

4.5	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among ISG, certain subsidiaries of ISG, Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.6	Indenture, dated as of April 14, 2004, by and among ISG, certain subsidiaries of ISG and The Bank of New York, as trustee, including the Form of ISG’s 6.50% Senior Notes due 2014 (incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.7	First Supplemental Indenture, dated as of August 23, 2004, by and among ISG, certain subsidiaries of ISG, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115912), as amended).

10.1	Credit and Guaranty Agreement, dated as of May 7, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of August 6, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

10.3	Second Amendment and Limited Waiver to Credit and Guaranty Agreement, dated as of September 30, 2003, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate Inc., ISG Piedmont Inc., ISG Burns Harbor, Inc., ISG Sparrows Point Inc., ISG Steelton Inc., and ISG Lackawanna Inc., as Borrowers, certain subsidiaries of the company, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.4	Third Amendment to Credit and Guaranty Agreement, dated as of March 21, 2004, by and among International Steel Group Inc., as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.5	Fourth Amendment to Credit and Guaranty Agreement, dated as of April 27, 2004, by and among ISG, as a Guarantor, ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of ISG, as Guarantors, the Lenders party thereto from time to time, UBS Securities LLC, as Joint Lead Arranger and Joint Book runner, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger, Joint Book runner and Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent, and LaSalle Bank National Association, as Co-Documentation Agent. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.6	Fifth Amendment to Credit and Guaranty Agreement, dated as of June 21, 2004, by and among International Steel Group Inc., ISG Acquisition Inc., ISG Cleveland Inc., ISG Hennepin Inc., ISG Indiana Harbor Inc., ISG Warren Inc., ISG Riverdale Inc., ISG Plate LLC (f/k/a ISG Plate Inc.), ISG Piedmont LLC (f/k/a ISG Piedmont Inc.), ISG Burns Harbor LLC (f/k/a ISG Burns Harbor Inc.), ISG Sparrows Point LLC (f/k/a ISG Sparrows Point Inc.), ISG Steelton LLC (f/k/a ISG Steelton Inc.), and ISG Lackawanna LLC (f/k/a ISG Lackawanna Inc.), as Borrowers, certain subsidiaries of the Registrant, as Guarantors, the Lenders party thereto from time to time, UBS AG, Stamford Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, The CIT Group/Business Credit, Inc., as Collateral Agent, Fleet Capital Corporation, as Co-Documentation Agent and Lasalle Bank National Association, as Co-Documentation Agent (incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115912), as amended).

Exhibit
Number	Description of Document

10.7	Amended and Restated International Steel Group Inc. Officer Cash and Stock Bonus Plan dated as of July 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.8	2002 Stock Option Plan of International Steel Group Inc. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.9	Release and Settlement Agreement, dated April 22, 2003, by and between International Steel Group Inc. and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.10*	Pellet Sale and Purchase Agreement, dated as of April 10, 2002 by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, ISG Cleveland Inc. and ISG Indiana Harbor, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.11	Asset Purchase Agreement, dated as of February 26, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.12****	First Amendment to Pellet Sale and Purchase Agreement, dated as of December 16, 2004, by and among The Cleveland- Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc.

10.13	First Amendment to the Asset Purchase Agreement, dated as of April 11, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.14	Second Amendment to the Asset Purchase Agreement, dated as of June 4, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.15	Third Amendment to the Asset Purchase Agreement, dated as of July 8, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.16	Asset Purchase Agreement, dated as of March 12, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.17	Amendment No. 1 to Asset Purchase Agreement, dated as of April 22, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document

10.18	Amendment No. 2 to Asset Purchase Agreement, dated as of May 6, 2003, by and among ISG, ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.19	Form of Indemnification Agreement with directors of ISG (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.20	Form of Indemnification Agreement with officers of ISG (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.21	Form of Indemnification Agreement with a person who is both an officer and director of ISG (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.22	Amended and Restated Asset Purchase Agreement, dated as of February 25, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.23	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of March 8, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.24	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and ISG (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.25	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and ISG (incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission July 30, 2004) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.26	Employment Agreement, by and between Rodney B. Mott and ISG, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.27	Employment Agreement, by and between Jerome V. Nelson and ISG, dated as of February 26, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.28	Employment Agreement, by and between V. John Goodwin and ISG, dated as of March 31, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit
Number	Description of Document

10.29	Employment Agreement, by and between Leonard M. Anthony and ISG, dated as of March 31, 2004 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.30	Parent Shareholder Support Agreement, dated as of October 24, 2004, by and between ISG and Ispat International Investments, S.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.31	Letter Agreement, dated as of October 24, 2004, by and between Richmond Investment Holdings Limited and ISG (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.32	Company Shareholder Support Agreement, dated as of October 24, 2004, by and among Ispat International N.V. and each of the stockholders of ISG whose names appear on the signature pages thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.33	280G Gross-Up Agreement , dated as of January 31, 2005 by and between ISG and Carlos M. Hernandez, ISG’s General Counsel and Secretary (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 1, 2005).

10.34**	ISG Managers Incentive Plan

10.35**	ISG Stock Appreciation Rights Summary Plan Document

14.1**	ISG Code of Business Conduct

18.1	Letter from the independent auditors, KPMG, regarding the preferability of the change in accounting principle from the First-in, First-out (FIFO) method of accounting for inventories to the Last-in, First-out (LIFO) method (incorporated by reference to Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

21.1**	List of Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney.

31.1***	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2***	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

**	Filed with ISG’s original Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 17, 2005.

***	Filed herewith.

****	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL STEEL GROUP INC.

By: /s/ Leonard M. Anthony

Name:	Leonard M. Anthony
Title:	Senior Vice President and Chief Financial Officer

Date: March 21, 2005