Form 10-Q
period 2005-03-31
Mittal Steel USA ISG Inc
filed 2005-05-16
CIK 1231868

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to ______________

                         Commission file number 1-31926

                           MITTAL STEEL USA ISG INC.*
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                     71-0871875
       ---------------------------------                  ----------------------
         (State or Other Jurisdiction                        (I.R.S. Employer
       of Incorporation or Organization)                  Identification Number)

      4020 Kinross Lakes Parkway, Richfield, Ohio               44286-9000
-----------------------------------------------------           -----------
(Address of Registrant's Principal Executive Offices)           (Zip Code)

                                 (330) 659-9100
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                         INTERNATIONAL STEEL GROUP, INC.
                 ----------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if changed since Last Report)

    The Registrant meets the conditions set forth in General Instruction H of
      Form 10-Q and is therefore filing this Form in the reduced disclosure format as set forth in that instruction

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 10, 2005, the Registrant had 100 shares of common stock, par value $0.01 per share, all of which is ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands ("Mittal Steel").

        * On April 15, 2005, Mittal Steel USA ISG Inc. (formerly known as International Steel Group Inc.), a Delaware corporation (the "Company" or "Mittal Steel USA ISG"), merged with Park Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Mittal Steel, with Mittal Steel USA ISG surviving the merger as a wholly owned subsidiary of Mittal Steel (the "Merger"). In connection with the Merger, International Steel Group Inc. was renamed "Mittal Steel USA ISG Inc." Pursuant to the Merger, Mittal Steel USA ISG Inc. no longer has a class of equity securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). However, pursuant to the terms of the Indenture, dated as of April 14, 2004, by and between the Company and The Bank of New York, the Company is obligated to continue filing periodic and other reports with the SEC.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS..........................................    3
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...........................   11
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   14
     ITEM 4. CONTROLS AND PROCEDURES.......................................   15
PART II - OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS.............................................   17
     ITEM 6. EXHIBITS......................................................   20
SIGNATURE..................................................................   21

PART I
ITEM 1. FINANCIAL STATEMENTS

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in millions, except per share data)

                                                      THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                          2005            2004
                                                     -------------   -------------
Net sales ........................................   $     2,659.6   $     1,770.3
Costs and expenses:
  Cost of sales ..................................         2,255.3         1,606.3
  Marketing, administrative, and other expenses ..            72.6            48.7
  Depreciation and amortization ..................            41.3            28.8
                                                     -------------   -------------
Total costs and expenses .........................         2,369.2         1,683.8

Income from operations ...........................           290.4            86.5

Gain on sale of assets ...........................            (9.6)             --
Interest and other financing expense, net ........            10.8            10.4
                                                     -------------   -------------
Income before income taxes .......................           289.2            76.1
Provision for income taxes (Note 6) ..............           107.6             5.2
                                                     -------------   -------------
Net income .......................................   $       181.6   $        70.9
                                                     =============   =============
Income per common share:
    Basic ........................................   $        1.82   $        0.73
    Diluted ......................................   $        1.76   $        0.68

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                    (Dollars in millions, except share data)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2005             2004
                                                                -------------    -------------
                                                                 (Unaudited)
                   ASSETS

Current assets:
  Cash and cash equivalents .................................   $       629.1    $       606.7
  Receivables, less allowances of $57.6 and $50.1 ...........           966.4            830.7
  Inventories ...............................................         1,483.5          1,320.4
  Assets held for sale ......................................            36.0             39.6
  Deferred income taxes                                                  76.9             75.1
  Prepaid and other current assets ..........................            54.9             57.8
                                                                -------------    -------------
    Total current assets ....................................         3,246.8          2,930.3

Property, plant and equipment, at cost ......................         1,376.5          1,314.9
Less: Accumulated depreciation and amortization .............           249.7            210.0
                                                                -------------    -------------
  Property, plant and equipment, net ........................         1,126.8          1,104.9
Deferred income taxes .......................................           349.3            354.8
Investments in joint ventures ...............................            27.7             27.9
Other assets ................................................            70.0             70.7
                                                                -------------    -------------
    Total assets ............................................   $     4,820.6    $     4,488.6
                                                                =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital leases ......   $        56.1    $        57.6
  Accounts payable ..........................................           819.7            758.9
  Accrued compensation and benefits .........................           317.5            289.4
  Accrued taxes .............................................           216.7            156.2
  Other current liabilities .................................           110.6            118.9
                                                                -------------    -------------
    Total current liabilities ...............................         1,520.6          1,381.0

Long term liabilities:
  Debt ......................................................           634.7            637.2
  Capital leases ............................................           167.7            169.6
  Environmental liabilities .................................           162.4            164.3
  Pensions and other retiree benefits .......................           131.1            123.0
  Other obligations .........................................             7.6              9.4
                                                                -------------    -------------
    Total liabilities .......................................         2,624.1          2,484.5

Stockholders' equity:
  Preferred Stock, $0.01 par value per share,
   authorized 5,000 shares, none issued .....................              --               --
  Common Stock, $0.01 par value per share, authorized
   108,600,000 shares, and 100,035,950 issued and outstanding             1.0              1.0
  Additional paid-in capital ................................         1,023.8          1,023.3
  Retained earnings .........................................         1,179.9            998.4
  Accumulated other comprehensive income ....................            11.4              1.0
  Treasury Stock, 641,089 shares at cost ....................           (19.6)           (19.6)
                                                                -------------    -------------
    Total stockholders' equity ..............................         2,196.5          2,004.1
                                                                -------------    -------------

Total liabilities and stockholders' equity ..................   $     4,820.6    $     4,488.6
                                                                =============    =============

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                     2005             2004
                                                                -------------    -------------
Cash flows from operating activities:
  Net income ................................................   $       181.6    $        70.9
  Adjustments for items not affecting cash from operating
   activities:
    Depreciation and amortization ...........................            41.3             28.8
    Other ...................................................            (6.0)             1.9
  Changes in working capital and other items:
    Receivables .............................................          (134.8)          (130.6)
    Inventories .............................................          (163.1)            78.5
    Prepaids and other assets ...............................            11.4            (65.6)
    Accounts payable ........................................            60.8             83.4
    Income taxes ............................................            57.3              8.3
    Accrued compensation and benefits .......................            36.1            (18.7)
    Other ...................................................            (3.6)           (10.1)
                                                                -------------    -------------
      Net cash provided by operating activities .............            81.0             46.8
                                                                -------------    -------------
Cash flows from investing activities:
  Capital expenditures and investments ......................           (61.8)           (27.5)
  Proceeds from sales of assets .............................            13.0              5.8
                                                                -------------    -------------
      Net cash used in investing activities .................           (48.8)           (21.7)
                                                                -------------    -------------
Cash flows from financing activities:
  Payments on long-term debt ................................            (3.8)           (11.3)
  Payments on capital leases ................................            (6.0)            (7.5)
  Issuance of common stock, net .............................              --              1.1
                                                                -------------    -------------
      Net cash used in financing activities .................            (9.8)           (17.7)
                                                                -------------    -------------
      Increase in cash and cash equivalents .................            22.4              7.4
Cash and cash equivalents - beginning of period .............           606.7            193.6
                                                                -------------    -------------
Cash and cash equivalents - end of period ...................   $       629.1    $       201.0
                                                                =============    =============
Other information:
  Interest paid .............................................   $         8.0    $         9.1
  Income taxes (received) paid, net .........................            45.8             (3.1)
  Capital lease obligation incurred .........................              --              3.9

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollars and shares in millions, except per share data)

(1)  BASIS OF PRESENTATION

     In connection with the merger (Merger) of International Steel Group Inc. with a wholly owned subsidiary of Mittal Steel Company N.V. (Mittal Steel), ISG was renamed "Mittal Steel USA ISG Inc." Mittal Steel USA ISG Inc. (formerly known as International Steel Group Inc.) is referred to herein as the "Company."

     These interim financial statements are unaudited and include only selected notes. They do not contain all information required for annual statements under United States generally accepted accounting principles and should be read together with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and all other reports on file with the Securities and Exchange Commission during the year 2005. In the opinion of management, these interim financial statements reflect all adjustments that are necessary to fairly present the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current presentation.

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the interim periods, shown in this report are not necessarily indicative of the results to be expected for a full year.

(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This statement requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement is effective for the year end December 31, 2005. We are currently evaluating the impact of this statement on the Company.

(3)  RECENTLY COMPLETED MERGER

     In October 2004, Mittal Steel, Park Acquisition Corp., a wholly owned subsidiary of Mittal Steel, and the Company entered into a merger agreement pursuant to which the Company would merge with Park Acquisition and become a wholly owned subsidiary of Mittal Steel. The Merger was approved by the shareholders of the Company and Mittal Steel on April 12, 2005 and was completed on April 15, 2005. In connection with the Merger, the Company's former stockholders received in the aggregate approximately $2,100 and approximately 60,892 Mittal Steel Class A common shares. In addition, in connection with the Merger, payments of $163 were made to former officers of the Company for stock options, severance and bonuses as well as $26 to investment bankers for transaction success fees. These payments were not included in the first quarter 2005 results. The entire executive officer team of the Company, excluding the general counsel, is no longer with the Company as a result of the Merger.

     On April 20, 2005, the Company entered into definitive agreements as borrower with respect to a new $1.0 billion term loan facility and a new $700 million term loan facility. In addition, on April 20, 2005, the Company entered into a promissory note in the amount of $425 million with Mittal Steel Holdings N.V. On April 27, 2005, the Company repaid $325 million of the promissory note with the balance due on May 20, 2005.

     All three of these intercompany borrowings were entered into as part of the financing arrangements previously announced by Mittal Steel to pay for the cash portion of the merger consideration paid to former stockholders of the Company in conjunction with the recently completed merger. The two term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal Steel borrowed under a credit agreement, dated as of April 7, 2005, among Mittal Steel and certain subsidiaries of Mittal Steel as original borrowers, the ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory to the Credit Agreement and HSBC Bank Plc, as facility agent. The borrowing evidenced by the promissory note was extended to the Company to provide the remainder of the cash portion of the merger consideration by another subsidiary of Mittal Steel. Therefore, neither the term loan facilities nor the promissory note represent the incurrence of additional indebtedness from external creditors outside Mittal Steel and its subsidiaries.

                            MITTAL STEEL USA ISG INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollars and shares in millions, except per share data)

     Mittal Steel US Finance LLC is the lender under each of the term loan facilities. Both Mittal Steel US Finance LLC and the Company are wholly owned subsidiaries of Mittal Steel and thus are affiliates of each other. Other than the term loan facilities and their relationship as affiliates, there are no other direct commercial relationships between Mittal Steel US Finance LLC and the Company. Mittal Steel Holdings N.V., is the lender under the promissory note. Both the Company and Mittal Steel Holdings N.V. are wholly owned subsidiaries of Mittal Steel. Other than the promissory note and their relationship as affiliates, there are no other direct commercial relationships between Mittal Steel Holdings N.V. and the Company.

     The Company drew down on each of the term loan facilities the principal amounts of $1.0 billion and $700 million respectively on April 21, 2005. Each of the term loan facilities will mature on April 21, 2010. Each term loan facility contains customary covenants requiring all of the Company's transactions with affiliates to be conducted on an arms length basis and limiting its ability to incur additional indebtedness, consummate certain extraordinary business transactions such as mergers and create liens on its properties.

     The Company is required to pay interest on each of the term loan facilities at an annual rate for each applicable Interest period equal to the sum of
     (i) a margin, initially set at 0.475% and then subject to adjustment based on Mittal Steel's unsubordinated unsecured debt rating, plus 0.125%, (ii) the London Interbank Offering Rate for the applicable interest period and
     (iii) a facility maintenance fee. The initial interest period for each of the term loan facilities is six months and then shall be agreed between borrower and lender for subsequent periods not to exceed six months.

(4)  ACQUISITIONS

     The Company acquired substantially all the assets and assumed certain liabilities of a hot briquetted iron (HBI) facility located in Point Lisas, Trinidad and Tobago in July 2004, of Georgetown Steel Company (Georgetown) in June 2004, and Weirton Steel Corporation (Weirton) in May 2004. The results of each of their respective operations have been included in our consolidated financial statements since the dates of acquisition.

     The unaudited pro forma data for the first quarter of 2004 includes the results of operations of the Weirton acquisition as if it had been consummated on January 1, 2004, including the effects of the new labor agreement. The HBI and Georgetown facilities were not operating at the time we acquired them and are not included. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations. Pro forma data includes the following; net sales of $2,066.9; net income of $78.8; income per share-basic of $0.81; and income per share-diluted of $0.76.

(5)  INVENTORIES

     Inventories are stated at the lower of cost or market, using the LIFO cost method. Consistent with our policy adopted for inventories in previous acquisitions, on January 1, 2005, we applied the LIFO cost method of accounting for inventories acquired as part of our Weirton and Georgetown acquisitions. The components of inventories follow:

                                                      March 31,      December 31,
                                                        2005             2004
                                                   -------------    -------------
        FIFO or average cost:
          Raw materials ........................   $       621.1    $       562.2
          Finished and semi-finished goods .....         1,276.5          1,156.8
                                                   -------------    -------------
                                                         1,897.6          1,719.0
        LIFO reserve ...........................          (414.1)          (398.6)
                                                   -------------    -------------
            Total...............................   $     1,483.5    $     1,320.4
                                                   =============    =============

                            MITTAL STEEL USA ISG INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollars and shares in millions, except per share data)

(6)  INCOME TAXES

     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is "more likely than not" (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available "positive and negative evidence." The realization of deferred tax assets is ultimately dependent upon the Company's generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. Based on the Company's 2004 financial results, the significant improvement in the global steel industry, assumptions about expected future taxable income and all available and prudent tax planning strategies, the Company concluded that there is sufficient positive evidence to determine that it is "more likely than not" (a likelihood of greater than 50%) that a portion of the Company's deferred tax asset will be realized. Accordingly, the Company recorded an adjustment to the valuation allowance of about $390 in the fourth quarter of 2004. The valuation allowance at the end of 2004 was $417.

     In the first quarter of 2004 based on pretax income and the forecasted pretax income for the year 2004, we expected to pay federal income taxes for the year. Generally accepted accounting principles require that we recognize in 2004 those temporary differences, principally depreciation, that were expected to be available in 2005 and 2006 to carryback against the current income tax provision for 2004. The net effect was an effective income tax rate in the first quarter of 2004 of 6.9%

     Taxes recorded in the quarter ended March 31, 2005, have been calculated based on year to date income and forecasted results for the remainder of the year. The actual annual effective tax rate for the full year 2005 will depend on actual results and any increase or decrease to the valuation allowance. In the first quarter of 2005, the Company has not recorded an adjustment to the valuation allowance. The Company will continue to evaluate all available positive and negative evidence on a regular basis and record an increase or decrease to the valuation allowance as appropriate. The effective income tax rate in the first quarter of 2005 was 37.2%.

(7)  INCOME PER SHARE

     The following table presents calculations of income per share of common stock for the first quarter:

                                                                                   2005       2004
                                                                                 --------   --------
     Net income applicable to common stock - Basic ...........................   $  181.6   $   70.9
     Interest expense on convertible note-net of tax .........................         .3         .5
                                                                                 --------   --------
     Net income applicable to common stock - Diluted .........................   $  181.9   $   71.4
                                                                                 ========   ========
     Weighted average number of shares of common stock outstanding - Basic ...      100.0       97.8
     Incremental shares issuable upon assumed conversion and exercise of stock
      options ................................................................        2.3        5.5
     Incremental shares issuable upon assumed conversion of convertible note .        1.0        1.0
                                                                                 --------   --------
         Total shares - Diluted ..............................................      103.3      104.3
                                                                                 ========   ========
     Income per share:
       Basic .................................................................   $   1.82   $    .73
                                                                                 ========   ========
       Diluted ...............................................................   $   1.76   $    .68
                                                                                 ========   ========

                            MITTAL STEEL USA ISG INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollars and shares in millions, except per share data)

(8)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income for the first quarter:

                                                                                   2005       2004
                                                                                 --------   --------
     Other comprehensive income - derivative financial instruments:
         Change in value during the period ...................................   $    8.6   $   (3.7)
         Recognized in net income ............................................        1.8       (1.3)
                                                                                 --------   --------
         Net gain (loss) * ...................................................       10.4       (5.0)
                                                                                 --------   --------
     Net income ..............................................................      181.6       70.9
                                                                                 --------   --------
     Total comprehensive income ..............................................   $  192.0   $   65.9
                                                                                 ========   ========

     * A valuation allowance is recorded on certain temporary differences, resulting in no provision for income taxes on these items.

(9)  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit retiree medical and death benefit plans covering USWA employees who are eligible to retire under the current labor agreements. We do not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires. The Company is not required to pre-fund any benefits and expects any benefits to be paid in 2005 to be minimal.

     The Company owns a 62.3% interest in Hibbing Taconite Company (Hibbing), an iron ore mining joint venture that is pro rata consolidated in the Company's consolidated financial statements. Hibbing maintains a noncontributory defined benefit pension plan for hourly and salary employees with benefits based on years of service and compensation. Hibbing funds the pension plans within statutory guidelines. Hibbing is considering various funding options, but the Company's share of the minimum funding requirement in 2005 is $1.6. Hibbing also provides retiree medical and death benefits to most full-time employees, hired before January 1, 1993, with 30 years of service or employees who are 60 years of age with 15 years of service. A new labor agreement in 2004 capped the company's share of healthcare costs at 2008 levels for the years 2009 and beyond. The Company's prorated required contribution to the plan for other benefits based on net tons produced in 2004 and expected benefit payments will be $6.7 in 2005. The amounts included below for the Hibbing plan reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). Hibbing applied the retroactive transition method under FASB Staff Position No. 106-2 during 2004. The effect was not material to the Company.

     The amounts presented below for the Company's USWA employees do not reflect the effects of the Act. We have not yet determined if the plan meets the actuarial equivalent requirement of the Act or if we will modify the plan. However, because the plan requires that the plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs. In 2005, the Company expects to contribute $1.4 to the plan based on forecasted benefit payments.

     The following table presents the components of net periodic pension and other post employment benefits costs for the first quarter:

                                                              Pension             Other Benefits
                                                        --------------------    -------------------
                                                          2005        2004        2005       2004
                                                        --------    --------    --------   --------
     Service cost ...................................   $     .7    $     .6    $    1.9   $    1.0
     Interest cost ..................................        1.4         1.2         1.3        2.1
     Expected return on plan assets .................       (1.4)       (1.2)        3.2        (.2)
     Amortization of unrecognized prior service costs         --          .3          .4        3.4
                                                        --------    --------    --------   --------
     Total cost .....................................   $     .7    $     .9    $    6.8   $    6.3
                                                        ========    ========    ========   ========

                            MITTAL STEEL USA ISG INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (Dollars and shares in millions, except per share data)

(10) CONTINGENCIES

     The Company is subject to various legal actions and contingencies in the normal course of conducting business. The Company accrues liabilities for such matters when a loss is likely and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular future quarter or year, we believe that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on our competitive position or financial position.

     The Company is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, the Company is required to investigate and remediate any currently unknown contamination and wastes at plant sites, the Company could be required to record additional liabilities.

     The following table presents the changes in the amounts recorded for environmental liabilities discounted at 8%:

                                                                            First Quarter           Year
                                                                       ----------------------    ---------
                                                                          2005        2004          2004
                                                                       ---------    ---------    ---------
     Balance - beginning of period .................................   $   205.3    $   208.4    $   208.4
       Liabilities recognized at acquisition * .....................          --         (6.9)        12.1
       Accretion and changes in estimates and timing of spending ...         2.1          3.9         15.1
       Liabilities related to properties sold ......................         (.2)          --        (13.2)
       Liabilities related to properties purchased .................          .8           --           --
       Spending for remediation ....................................        (4.4)        (2.8)       (17.1)
                                                                       ---------    ---------    ---------
         Total** ...................................................       203.6        202.6        205.3
       Amount included in other current liabilities - end of period        (41.2)       (45.7)       (41.0)
                                                                       ---------    ---------    ---------
       Long term balance - end of period ...........................   $   162.4    $   156.9    $   164.3
                                                                       =========    =========    =========

     * Includes a $6.9 reduction in the first quarter of 2004 to amounts previously recorded in the Bethlehem acquisition as a result of additional information and analysis obtained during the period.
     ** The aggregate undiscounted amount of the environmental liabilities at March 31, 2005 is expected to be $364.4

(11) CERTAIN LONG-TERM DEBT OF SUBSIDIARY GUARANTORS

     On April 14, 2004, the Company issued $600 of senior, unsecured debt securities due 2014 in a private placement to a limited number of qualified institutional buyers as defined under the Securities Act. The debt securities bear interest at a rate of 6.5% and were sold at an original issue discount of $5.4, which is amortized as interest expense over the life of the issue. These debt securities have a principal at maturity of $600 and an effective annual cost of 6.625%. In October 2004, the Company exchanged the original debt securities with the terms of the new debt securities (the Notes) being substantially identical in all respects to the terms of the securities for which they were exchanged except that the Notes were registered under the Securities Act of 1933.

     Certain of the Company's domestic wholly owned subsidiaries guarantee the Notes on a full, unconditional and joint and several basis. The parent company has no independent assets or operations and non-guarantor subsidiaries are minor

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission, reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "intends," "may," "will" or similar terms. These statements speak only as of the date of such statements and the Company will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

     . trends affecting the Company's financial condition, results of operations or future prospects;

     .    business and growth strategies;

     .    operating culture and philosophy; and

     .    financing plans and forecasts.

     Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company's actual results and performance include, without limitation:

     . negative overall economic conditions or conditions in the markets served;

     .    competition within the steel industry;

     . legislation or regulatory changes including changes in U.S. or foreign trade policy affecting steel imports or exports;

     .    changes in foreign currencies affecting the strength of the U.S.
          dollar;

     .    actions by domestic and foreign competitors;

     .    the inability to achieve our anticipated growth objectives;

     . changes in availability or cost of raw materials, energy or other supplies;

     . labor issues affecting the Company's workforce or the steel industry generally; and

     . the extent to which the management of Mittal Steel and the Company is successful integrating and managing the operations of the Company with the rest of Mittal Steel.

RECENT DEVELOPMENTS

On April 15, 2005, the Company merged with a wholly owned subsidiary of Mittal Steel, with the Company surviving the Merger as a wholly owned subsidiary of Mittal Steel. In connection with the Merger, the Company was renamed from International Steel Group Inc. to "Mittal Steel USA ISG Inc." Pursuant to the Merger, the Company no longer has a class of equity securities registered under the Securities Exchange Act of 1934

     On April 20, 2005, the Company entered into definitive agreements as borrower with respect to a new $1.0 billion term loan facility and a new $700 million term loan facility. In addition, on April 20, 2005, the Company entered into a Promissory Note in the amount of $425 million. On April 27, 2005, the Company repaid $325 million of the Promissory Note with the balance due on May 20, 2005.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 2005 AND
2004

     The discussion below relates to the results of the Company for the first quarter 2005 and 2004. In May 2004, we acquired substantially all the assets of the Weirton Steel Corporation; in June 2004, all the assets of Georgetown Steel Company; and in July 2004, all the assets of a hot briquetted iron (HBI) facility in Trinidad and Tobago. Accordingly, our financial results for the first quarter 2005 are not directly comparable to our results for the similar period in 2004.

     The table below shows shipments by product and certain other data for the periods shown.

                                                      First Quarter
                                                ------------------------
                                                   2005          2004
                                                ----------    ----------
     Hot Rolled .............................           41%           42%
     Cold Rolled ............................           16            20
     Coated .................................           21            22
     Plate ..................................           10            10
     Tin Plate ..............................            6             3
     Rail and other .........................            6             3
                                                ----------    ----------
                                                       100%          100%
                                                ==========    ==========

     Net sales (dollars in millions) ........   $  2,659.6    $  1,770.3
     Average net sales per ton shipped ......   $      681    $      458
     Shipments (tons in thousands) ..........        3,906         3,862
     Raw steel production (tons in thousands)        4,751         4,056
     Net income (dollars in millions) .......   $    181.6    $     70.9
     Diluted income per common share ........   $     1.76    $     0.68

     For the first quarter 2005, we reported net income of $181.6 million on net sales of $2,659.6 million and shipments of 3,906,000 net tons, compared to net income of $70.9 million on net sales of $1,770.3 million and shipments of 3,862,000 net tons in the first quarter 2004. The first quarter of 2005 also included a $9.6 million pre-tax gain on the sale of assets largely from idle property at our Cleveland facility. Shipments were higher due to the Weirton and Georgetown acquisitions, but their inclusion was largely offset by lower shipments at other facilities due to weaker market demand precipitated by high inventory levels in the service center sector. Our average net sales per ton shipped was $681 for the first quarter 2005 compared to $458 in the first quarter 2004. Realized prices were significantly higher as a result of contract and spot price increases, including surcharges to offset higher raw material costs. Realized prices were also higher with the improvement in product mix due to the increase in tin shipments.

     Cost of sales for the first quarter 2005 was higher than the comparable 2004 period reflecting the additional costs of operating three acquired facilities, lower operating rates over all facilities, higher raw material (primarily coke, coal and iron ore), natural gas, and labor costs as well as a higher cost mix due to an increase in tin shipments. Labor costs were higher due to variable compensation costs including hourly profit sharing and required contributions to the United Steelworkers of America (USWA) and Independent Steelworkers Union (ISU) VEBA welfare benefit trust.

     The LIFO provision for the first quarter 2005 was $15.5 million driven principally by higher costs of both internally produced and purchased furnace coke as well as higher costs of purchased iron ore.

     Marketing, administrative and other costs are higher due to acquisitions and variable compensation costs including salaried profit sharing and bonuses. In addition, depreciation costs were also higher due to 2004 capital spending and acquisitions.

     Net financing expense for the first quarter 2005 increased from the comparable period in 2004 because of higher average debt outstanding including the $600 million 6.5% Senior Notes due 2014 issued in April 2004, which was largely offset by higher interest income.

     In the first quarter of 2004 based on pretax income and the forecasted pretax income for the year 2004, we expected to pay federal income taxes for the year. Generally accepted accounting principles require that we recognize in 2004 those temporary differences, principally depreciation, that are expected to be available in 2005 and 2006 to carryback against the current income tax provision for 2004. The net effect was an effective income tax rate in the first quarter of 2004 of 6.9%

     In the first quarter of 2005, income taxes have been calculated based on year to date income and forecasted results for the remainder of the year. The actual annual effective tax rate for the full year 2005 will depend on actual results and any increase or decrease to the valuation allowance. In the first quarter of 2005, the Company has not recorded an adjustment to the valuation allowance. The Company will continue to evaluate all available positive and negative evidence on a regular basis and record an increase or decrease to the valuation allowance as appropriate. The effective income tax rate in the first quarter of 2005 is 37.2%.

     LIQUIDITY AND CASH FLOW

     We define liquidity as our cash position and remaining availability under our revolving credit facility. At March 31, 2005, we had liquidity of $870.5 million consisting of cash of $629.1 million and available borrowing capacity of $241.4 million under our revolving credit facility. As of December 31, 2004, we had liquidity of $848.1 million. . In conjunction with the completion of the merger of the Company and Mittal on April 15, 2005, the revolving credit facility was terminated.

     Cash provided by operating activities for the first quarter 2005 was $81.0 million. Receivables increased as a result of higher sales in the current period. Inventory also increased due to unanticipated weaker demand.

     We made capital expenditures and other investments of $61.8 million in the first quarter 2005. Proceeds from asset sales were $13.0 million in the first quarter 2005 which resulted in a gain of $9.6 million.

     SUBSEQUENT EVENTS

     In October 2004, Mittal Steel, Park Acquisition Corp., a wholly owned subsidiary of Mittal Steel, and the Company entered into a merger agreement pursuant to which the Company would merge with Park Acquisition and become a wholly owned subsidiary of Mittal Steel. The Merger was approved by the shareholders of the Company and Mittal Steel on April 12, 2005 and was completed on April 15, 2005. In connection with the Merger, the Company's former stockholders received in the aggregate approximately $2.1 billion and 60,891,883 Mittal Steel Class A common shares. In addition, in connection with the Merger, payments of $163 million were made to former officers of the Company for stock options, severance and bonuses as well as $26 million to investment bankers for transaction success fees. These payments were not reflected in the first quarter 2005 results. The entire executive officer team of the Company, excluding the general counsel, is no longer with the Company as a result of the Merger.

     On April 20, 2005, the Company entered into definitive agreements as borrower with respect to a new $1.0 billion term loan facility and a new $700 million term loan facility. In addition, on April 20, 2005, the Company entered into a promissory note in the amount of $425 million with Mittal Steel Holdings N.V. On April 27, 2005, the Company repaid $325 million of the promissory note with the balance due on May 20, 2005.

     All three of these intercompany borrowings were entered into as part of the financing arrangements previously announced by Mittal Steel to pay for the cash portion of the merger consideration paid to former stockholders of the Company in conjunction with the recently completed merger. The two term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal Steel borrowed under a credit agreement, dated as of April 7, 2005, among Mittal Steel and certain subsidiaries of Mittal Steel as original borrowers, the ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory thereto and HSBC Bank Plc, as facility agent (the "Credit Agreement"). The borrowing evidenced by the promissory note was extended to the Company to provide the remainder of the cash portion of the merger consideration by another subsidiary of Mittal Steel. Therefore, neither the term loan facilities nor the promissory note represent the incurrence of additional indebtedness from external creditors outside Mittal Steel and its subsidiaries.

     Mittal Steel US Finance LLC is the lender under each of the term loan facilities. Both Mittal Steel US Finance LLC and the Company are wholly owned subsidiaries of Mittal Steel and thus are affiliates of each other. Other than the term loan facilities and their relationship as affiliates, there are no other direct commercial relationships between Mittal Steel US Finance LLC and the Company. Mittal Steel Holdings N.V., is the lender under the promissory note. Both the Company and Mittal Steel Holdings N.V. are wholly owned subsidiaries of Mittal Steel. Other than the Promissory Note and their relationship as affiliates, there are no other direct commercial relationships between Mittal Steel Holdings and the Company.

     The Company drew down on each of the term loan facilities the principal amounts of $1.0 billion and $700 million respectively on April 21, 2005. Each of the term loan facilities will mature on April 21, 2010. Each term loan facility contains customary covenants requiring all of the Company's transactions with affiliates to be conducted on an arms length basis and limiting its ability to incur additional indebtedness, consummate certain extraordinary business transactions such as mergers and create liens on its properties.

     The Company is required to pay interest on each of the term loan facilities at an annual rate for each applicable interest period equal to the sum of (i) a margin, initially set at 0.475% and then subject to adjustment based on Mittal Steel's unsubordinated unsecured debt rating, plus 0.125%, (ii) the London Interbank Offering Rate for the applicable interest period and (iii) a facility maintenance fee. The initial interest period for each of the term loan facilities is six months and then shall be agreed between borrower and lender for subsequent periods not to exceed six months.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to certain risks associated with the fluctuation in interest rates and prices of consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and certain non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At March 31, 2005, we held cash flow hedges with respect to natural gas, zinc, aluminum and tin with the effective portion of such instruments reflected in accumulated other comprehensive income. We conduct the majority of our business in the United States and substantially all of our revenues and expenses are transacted in U.S. dollars. As a result, our results of operations are not directly materially affected by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows, only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.

     Energy costs expose us to cost volatility particularly on natural gas requirements. Based on combined pro forma 2004 production, a $1 per MMBTU change in natural gas prices would have changed production costs by approximately $7.6 million per month. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. At any point in time, we may utilize some or all of these hedging instruments in our portfolio. On March 31, 2005, all of the Company's outstanding debt was at fixed interest rates. There were no borrowings under the revolving credit facility in 2004 or in the first quarter of 2005.

     In 2004, the Company consumed about 5.9 million dry net tons of coke and expects to consume about 6.1 million dry net tons of coke in 2005. We expect to source about 35% of our coke requirements from internal sources, about 50% from various existing multi-year contracts and 15% from the international spot market depending on operating conditions. Within certain limits, we have the ability to optimize fuel costs at our blast furnaces by switching among the fuels of coke, natural gas, oil and, at the Burns Harbor and Sparrows Point facilities, pulverized coal depending on their relative costs. However, adequate supplies of coke may not be available to us in the future, or prices of these supplies may increase significantly. If we are unable to obtain an adequate supply of coke in the future we may have to use more costly alternative sources of energy or reduce production, both of which actions would have a negative impact on our earnings and cash flow from operations.

     The Company consumed 4.0 million net tons of purchased scrap during 2004 and expects to consume about 4.1 million net tons of purchased scrap in 2005. Scrap prices surged in late 2003 and, while volatile have remained high. There are no long-term scrap purchase contracts available and all purchases are in the short-term open market. We expect scrap to be in sufficient supply, although at higher prices than in recent history.

     In 2004, the Company consumed approximately 16.5 million net tons of iron ore pellets and 4.1 million net tons of iron ore fines and other iron ore materials. In 2005, the Company expects to consume about 18.9 million net tons of pellets and about 4.2 million net tons of iron ore fines. Substantially all of our 2005 ore requirements are under contract or supplied by entities in which the Company maintains an ownership interest.

     ITEM 4. CONTROLS AND PROCEDURES

     In our Annual Report on Form 10-K, we had identified the following three material weaknesses in internal control over financial reporting.

..    Deficiencies in policies and procedures relating to the inadequate review of information associated with the accumulation of various costs incurred for raw material, semi-finished and finished inventories, including the accounting for inter-company profit and inclusion of all appropriate costs in ending inventory balances. These deficiencies could result in material errors in the Company's accounting for inventories and cost of sales.

..    Deficiencies in policies and procedures associated with a lack of access controls and security of certain computer systems, including electronic spreadsheets used in the compilation and presentation of the Company's financial information, which could result in material errors in a significant number of account balances and disclosures due to a lack of integrity of the data used in preparing the Company's consolidated financial statements.

..    Deficiencies in policies and procedures associated with the Company's fraud risk prevention controls related to adequate segregation of duties in the recording of revenue and the related accounts receivable, including verification of customer invoice pricing and approval of credit memos, which could result in material errors in the Company's accounting for revenue transactions and related accounts receivable.

     As a result of the aforementioned material weaknesses, the Company concluded that the Company's system of internal control over financial reporting was not effective as of December 31, 2004.

     During the first quarter 2005, we implemented a new general ledger/consolidation system to produce financial statements for external reporting and management reporting. We also continued to improve documentation of our accounting policies and procedures. During the second quarter, in connection with the completion of the Merger, the entire former executive officer team of the Company, excluding the General Counsel, left the Company. There were no other changes in our internal controls over financial reporting that occurred during the first quarter 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of March 31, 2005 (Evaluation
Date).

     In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. These processes and procedures are designed to, among other things; mitigate the effect of the aforementioned material weaknesses in our internal control over financial reporting on information relating to the Company that is required to be disclosed in our Exchange Act filings. We have expended substantial financial resources, and our management and accounting staff has devoted significant time and attention, in support of these efforts.

     Some of the specific steps that we took to mitigate the effect on our disclosure controls of each material weakness disclosed above that could have potentially affected our Exchange Act filings include, for example: we issued instructions to all of our locations that they should consistently use in 2005 the methods used to determine the audited costs for inventory at December 31, 2004, and reviewed in detail our cost accounting and related valuation of our inventories at all of our locations as part of our LIFO accounting procedures; undertook substantial additional review and verification of account balances to detect any potential misstatements that may have resulted from lack of adequate controls over end user computing; and undertook substantial additional reviews at to detect any potential misstatements that may have resulted from inadequate segregation of duties over revenue and the related accounts receivable activities.

     We believe that these extraordinary processes and procedures, which are encompassed in our current disclosure controls, mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on the disclosure that was ultimately included in our Exchange Act filings. As a result of these rigorous disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this quarterly report on form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

     There may be deemed to be an inconsistency between our conclusion as to material weaknesses in our internal control over reporting and our view as to our disclosure controls. However, as explained below, based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding this disclosure. Our chief executive officer and chief financial officer reached this conclusion notwithstanding the existence of material weaknesses in the Company's internal control over financial reporting, because they believe that the extraordinary processes and procedures described above mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on the Company's disclosure controls and procedures. We note that the scope of, and interrelation between, disclosure controls and internal control over financial reporting is not yet well defined by law, regulation or interpretation. We believe, however, that there are significant differences between disclosure controls and procedures and internal control over financial reporting. If, on the other hand, disclosure controls and procedures and internal control over financial reporting are ultimately determined to effect substantially the same standard under these circumstances, then in such case, the Company's disclosure controls and procedures also would have been ineffective as of the Evaluation Date for precisely the same reasons that we have concluded that the Company's system of internal control over financial reporting was not effective as of the Evaluation Date.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     The Company's operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. The prior owners of the Company's facilities expended in the past, and the Company expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on the Company's consolidated financial position or on the Company's competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

RCRA

     Under RCRA and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of the Company's major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

     At the Company's properties in Lackawanna, New York, a RCRA Facility Investigation (RFI) is complete. A report was submitted to the U.S. Environmental Protection Agency (EPA), and the New York State Department of Environmental Conservation (NYDEC), for approval on December 17, 2004. NYDEC and the Company executed an order on consent to perform interim corrective measures at the former benzol storage tank area. This order was executed on November 26, 2004. The Company and NYDEC will be discussing additional corrective measures following the agency's review of the site RFI. The Company has estimated that the undiscounted future cost of performing anticipated remediation and post remediation activities will be about $66 million and will be completed over a period of 15 years or more. The estimate is based on the extent of soil and groundwater contamination identified by the RFI and likely remedial alternative; including excavation and consolidation of containments in an on-site landfill and continuation of a benzol groundwater pump and treat system.

     Bethlehem, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to the Company's Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. The Company has assumed Bethlehem's ongoing obligations under the consent decree. The consent decree requires the Company to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray's Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, the Company also must implement corrective measures at the Gray's Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $43 million.

     The Company is required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. The Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to the Company and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, the Company submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required the Company to propose a long-term financial assurance mechanism. PaDEP approved the Company's cost reduction plan. On May 9, 2004, the Company entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. The Company expects to fund the treatment trust over a period of up to 10 years at a current target value of approximately $20 million. Until the improvements are made and the treatment trust is fully funded, the Company expects to spend about $1 to $2 million per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, the Company could be required to make up any deficiency in the treatment trust in the future.

     The Company owns a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. The Company estimates that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $21 million.

     The Company's facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The U.S. EPA and the Company are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $16 million.

     At the Company's Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, the Company does not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that the Company will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is probable that the Company will incur future costs to manage this material. The Company also has a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $22 million.

     The Company's Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any of the Cleveland facilities by either U.S. federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require installation of an engineered capping system for closure and post-closure care including groundwater monitoring in the future. The undiscounted cost of closure and post-closure care for this landfill is estimated to be approximately $13 million.

     The Company's recently acquired Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility's property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility's property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas is underway. In addition, the Company is required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The Company is in communication with the U.S. EPA and West Virginia Department of Environmental Protection regarding other potential RCRA concerns at the site. The undiscounted cost of investigative and closure activities at the site are estimated to be about $12 million.

     At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, in lieu of a RCRA corrective action program, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold by the Company during 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations associated with the acquired property and purchased an insurance policy sufficient to cover the estimated cost of reclamation with the Company as a beneficiary. The undiscounted cost associated with anticipated environmental remediation actions on property the Company continues to own is estimated to be about $4 million.

     The Company's facility at Riverdale, Illinois may be subject to RCRA corrective action or remediation under other environmental statutes. The facility has produced steel since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation under the RCRA corrective action program or similar state programs. Certain localized remediation activities have been conducted at this facility; however, there is no present U.S. federal or state demand for a RCRA corrective action program at the facility. No comprehensive environmental investigation of the facility has been performed.

CLEAN AIR ACT

     The Company's facilities are subject to a variety of permitting requirements under the Clean Air Act that restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT), standards. Many of the Company's facilities are subject to the new MACT standards, and compliance with such standards will be required by May 20, 2006. The Company anticipates installing controls at facilities to comply with the new MACT standards with capital expenditures of about $120 million through 2007.

     Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter, may have significant impacts on the Company in the future, although whether and how it will be affected will not be determined for many years. The Company also may be affected if the U.S. federal government or the states in which it operates begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because the Company cannot predict what requirements will be imposed on it or the timing of such requirements, it is unable to evaluate the ultimate future cost of compliance with respect to these potential developments.

CLEAN WATER ACT

     The Company's facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulatory sources into receiving bodies of waters, such as rivers, lakes and oceans. On October 17, 2002, the U.S. EPA issued regulations that require existing wastewater dischargers to comply with new effluent limitations. Several of the Company's facilities are subject to the new regulations, and compliance with such regulations will be required as new discharge permits are issued for continued operation.

     The Company's Weirton facility will be subject to stipulated penalties for national pollution discharge elimination system permit excursions under a 1996 Multimedia Consent Decree. At March 31, 2005, the Company has accrued $364,000 for probable penalties related to such excursions in 2004 since the facility was acquired. However it is possible that additional penalties may be sought but such penalties are not expected to be material.

OTHER

     The Company anticipates spending approximately $50 million over the next 40 years, including $11 million during the next twelve months, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

     There are a number of other facilities and properties, which the Company owns across the United States, which may present incidental environmental liabilities. The majority of these sites were formed pipe coating operations which may have impacted soils or groundwater. The estimated cost of future investigations and probable remediation at these sites is estimated to be about $13 million.

     In addition to the above matters, the Company receives notices of violation relating to minor environmental matters from time to time in the ordinary course of business. The Company does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items and none of these involve potential individual monetary sanctions in excess of $100,000.

ITEM 6.   EXHIBITS

Exhibit
Number    Description of Document
--------  -----------------------------------------------------------------
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

                                        MITTAL STEEL USA ISG INC.

Date:   May 16, 2005


                                             -----------------------------------
                                        By:  Bhikam C. Agarwal
                                             Chief Financial Officer
                                             Mittal Steel USA ISG Inc.