Form 10-Q
period 2005-06-30
Mittal Steel USA ISG Inc
filed 2005-08-16
CIK 1231868

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

                  For the Quarterly Period Ended June 30, 2005

                                       or

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from _____________ to _____________

                         Commission file number 1-31926

                           MITTAL STEEL USA ISG INC.*
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                   71-0871875
         (State or Other Jurisdiction of                     (I.R.S. Employer
          Incorporation or Organization)                  Identification Number)

      4020 Kinross Lakes Parkway, Richfield, Ohio               44286-9000
 (Address of Registrant's Principal Executive Offices)          (Zip Code)

                                 (330) 659-9100
               (Registrant's Telephone Number Including Area Code)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
   (b)of Form 10-Q and is therefore filing this Form in the reduced disclosure format as set forth in that instruction

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 10, 2005, the Registrant had 100 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands ("Mittal Steel").

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

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS...........................................   3
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................  14
     ITEM 4. CONTROLS AND PROCEDURES........................................  18
PART II - OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS..............................................  19
     ITEM 6. EXHIBITS.......................................................  22
SIGNATURE...................................................................  23

PART I
ITEM 1. FINANCIAL STATEMENTS

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                              (Dollars in millions)

                                                        QUARTERLY                                  YEAR - TO- DATE
                                        ------------------------------------------   ------------------------------------------
                                          SUCCESSOR     PREDECESSOR    PREDECESSOR     SUCCESSOR     PREDECESSOR    PREDECESSOR
                                           COMPANY        COMPANY        COMPANY        COMPANY        COMPANY        COMPANY

                                         PERIOD FROM    PERIOD FROM                   PERIOD FROM    PERIOD FROM
                                          APRIL 16,      APRIL 1,                      APRIL 16,      JANUARY 1,
                                            2005           2005       THREE MONTHS       2005           2005        SIX MONTHS
                                           THROUGH        THROUGH        ENDED          THROUGH        THROUGH        ENDED
                                          JUNE 30,       APRIL 15,      JUNE 30,       JUNE 30,       APRIL 15,      JUNE 30,
                                            2005           2005           2004           2005           2005           2004
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net sales ...........................   $    1,939.0   $      468.0   $    2,083.8   $    1,939.0   $    3,127.6   $    3,854.1
Costs and expenses:
  Cost of sales .....................        1,673.5          388.7        1,861.2        1,673.5        2,644.0        3,467.5
  Marketing, administrative, and
    other expenses ..................           53.4           86.0           60.6           53.4          158.6          109.3
  Depreciation and amortization .....           35.1            7.0           32.5           35.1           48.3           61.3
                                        ------------   ------------   ------------   ------------   ------------   ------------
Total costs and expenses ............        1,762.0          481.7        1,954.3        1,762.0        2,850.9        3,638.1

Income (loss) from operations .......          177.0          (13.7)         129.5          177.0          276.7          216.0

Gain on sale of assets ..............           (0.2)            --             --           (0.2)          (9.6)            --
Interest and other financing
  expense, net ......................           21.7            4.0           24.5           21.7           14.8           34.9
                                        ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes ...          155.5          (17.7)         105.0          155.5          271.5          181.1
Provision for income taxes ..........           38.6            1.0           10.9           38.6          108.6           16.1
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net income (loss) ...................   $      116.9   $      (18.7)  $       94.1   $      116.9   $      162.9   $      165.0
                                        ============   ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in millions, except per share information)

                                                                       SUCCESSOR     PREDECESSOR
                                                                        COMPANY       COMPANY
                                                                       JUNE 30,     DECEMBER 31,
                                                                         2005           2004
                                                                     ------------   ------------
                                                                      (Unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents .......................................   $      109.0   $      606.7
 Receivables, less allowances of $47.4 and $50.1 .................          706.4          830.7
 Receivable from related parties .................................          250.0              -
 Inventories .....................................................        1,990.6        1,320.4
 Assets held for sale ............................................           13.4           39.6
 Deferred income taxes ...........................................              -           75.1
 Prepaid and other current assets ................................          317.1           57.8
                                                                     ------------   ------------
   Total current assets ..........................................        3,386.5        2,930.3
Property, plant and equipment, at cost ...........................        3,790.1        1,314.9
Accumulated depreciation .........................................           32.6          210.0
                                                                     ------------   ------------
 Property, plant and equipment, net ..............................        3,757.5        1,104.9
Deferred income taxes ............................................              -          354.8
Investments in joint ventures ....................................           29.5           27.9
Other assets .....................................................          205.1           70.7
                                                                     ------------   ------------
   Total assets ..................................................   $    7,378.6   $    4,488.6
                                                                     ============   ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capital leases ............   $       29.8   $       57.6
 Accounts payable ................................................          616.1          758.9
 Payables to related parties .....................................           27.5              -
 Unfavorable contracts ...........................................          419.5              -
 Accrued compensation and benefits ...............................          294.6          289.4
 Deferred income taxes ...........................................          137.2              -
 Accrued income taxes ............................................          141.9          156.2
 Other current liabilities .......................................          143.6          118.9
                                                                     ------------   ------------
   Total current liabilities .....................................        1,810.2        1,381.0

Long term liabilities:
 Debt ............................................................          778.7          637.2
 Capital leases ..................................................           47.9          169.6
 Related party debt ..............................................        1,700.0              -
 Unfavorable contracts ...........................................          529.3              -
 Environmental liabilities .......................................          186.6          164.3
 Pensions and other retiree benefits .............................          186.8          123.0
 Deferred income tax liabilities .................................           72.6              -
 Other obligations ...............................................            7.6            9.4
                                                                     ------------   ------------
   Total liabilities .............................................        5,319.7        2,484.5

Stockholders' equity:
 Preferred Stock, $0.01 par value per share,
 authorized 5,000 shares, none issued ............................              -              -
 Common Stock, $0.01 par value per share, authorized
  100 shares, 100 shares issued and
  outstanding at June 30, 2005 and authorized
  108,600,000 shares, 100,035,950 issued and
  outstanding at December 31, 2004 ...............................              -            1.0
 Additional paid-in capital ......................................        1,947.9        1,023.3
 Retained earnings ...............................................          116.9          998.4
 Accumulated other comprehensive (loss) income ...................           (5.9)           1.0
 Treasury Stock, 641,089 shares at cost ..........................              -          (19.6)
                                                                     ------------   ------------
   Total stockholders' equity ....................................        2,058.9        2,004.1
                                                                     ------------   ------------
Total liabilities and stockholders' equity .......................   $    7,378.6   $    4,488.6
                                                                     ============   ============

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                   SUCCESSOR      PREDECESSOR     PREDECESSOR
                                                                    COMPANY         COMPANY         COMPANY
                                                                  PERIOD FROM    PERIOD FROM
                                                                   APRIL 16,      JANUARY 1,
                                                                     2005            2005         SIX MONTHS
                                                                    THROUGH        THROUGH           ENDED
                                                                   JUNE 30,        APRIL 15,       JUNE 30,
                                                                     2005            2005            2004
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
  Net income .................................................   $      116.9    $      162.9    $      165.0
  Adjustments for items not affecting cash from operating
   activities:
     Depreciation and amortization ...........................           35.1            48.3            61.3
     Net accretion of purchased intangibles ..................          (41.9)             --              --
     Other ...................................................           (4.6)           (7.1)           (4.2)
  Changes in working capital and other items:
     Receivables .............................................          174.0           (48.5)         (147.0)
     Inventories .............................................          132.3          (152.3)          (35.9)
     Prepaids and other assets ...............................           (6.0)           24.7           (62.1)
     Accounts payable ........................................         (244.4)           98.5           150.9
     Payable to related parties ..............................           27.4              --              --
     Income taxes ............................................           24.1            62.2            76.4
     Accrued compensation and benefits .......................         (186.8)           80.3            (1.6)
     Other ...................................................           (0.1)          (36.8)            7.1
                                                                 ------------    ------------    ------------
        Net cash provided by operating activities ............           26.0           232.2           209.9
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
  Capital expenditures and investments .......................          (67.2)          (75.1)          (86.0)
  Acquisitions, net of cash received .........................             --              --          (187.0)
  Proceeds from sales of assets ..............................           12.5            14.0            12.1
  Payments to shareholders for acquisition ...................       (2,071.7)             --              --
                                                                 ------------    ------------    ------------
        Net cash used in investing activities ................       (2,126.4)          (61.1)         (260.9)
                                                                 ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from borrowings from related parties ..............        2,071.7              --              --
  Proceeds from debt .........................................             --              --           594.6
  Payments on debt ...........................................           (2.2)           (3.8)         (347.8)
  Payments on related party debt .............................         (371.7)             --              --
  Payments on note receivable to related party ...............         (250.0)             --              --
  Issuance of common stock, net ..............................             --              --             1.8
  Deferred financing fees ....................................             --              --           (11.2)
  Payments on capital leases .................................           (4.3)           (8.1)          (17.8)
                                                                 ------------    ------------    ------------
        Net cash provided by (used in) financing activities ..        1,443.5           (11.9)          219.6
                                                                 ------------    ------------    ------------
       (Decrease) Increase in cash and cash equivalents ......         (656.9)          159.2           168.6
Cash and cash equivalents - beginning of period ..............          765.9           606.7           193.6
                                                                 ------------    ------------    ------------
Cash and cash equivalents - end of period ....................   $      109.0    $      765.9    $      362.2
                                                                 ============    ============    ============
Other information:
  Interest paid ..............................................   $        3.4    $        5.8    $       14.7
  Interest capitalized .......................................            0.5             0.5             0.2
  Income taxes paid, net .....................................            8.1            53.8           (39.6)
  Capital lease obligation incurred ..........................             --              --             3.9

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

(1)     MERGER

        On April 15, 2005, International Steel Group Inc. ("Predecessor Company", "ISG") merged with Park Acquisition Corporation ("Park"), a wholly owned subsidiary of Mittal Steel, and became a wholly owned subsidiary of Mittal Steel (the "Merger"). International Steel Group Inc. was renamed Mittal Steel USA ISG Inc. ("Successor Company", the "Company") on April 15, 2005. In connection with the Merger, the Predecessor Company's former stockholders received in the aggregate $2,071.7 and approximately 60,892,000 Mittal Steel Class A common shares.

        The Merger is being accounted for by the Company's parent under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The Company has "pushed down" the effect of the purchase method of accounting to these financial statements. The allocation of the purchase price to assets acquired and liabilities assumed are preliminary and subject to revision. We have not received all information to determine the final values to be assigned. Appraisals of property, plant and equipment and intangible assets are currently underway. We are also evaluating information relating to certain recorded liabilities. The following table presents the preliminary amounts recorded for the net assets of the Company as a result of the change in ownership:

         Assets:
           Receivables, net.............................   $   880.1
           Inventories..................................     2,125.4
           Assets held for sale.........................        25.0
           Prepaid and other current assets.............        41.7
           Intangible assets, current...................       276.4
           Property, plant and equipment................     3,715.5
           Intangible assets, non-current...............       226.6
           Other non-current assets.....................        91.8

         Liabilities:
           Debt and capital lease obligations...........       862.3
           Accounts payable.............................       860.5
           Accrued expenses and other liabilities.......       682.6
           Pension and retiree benefits.................       210.0
           Environmental liabilities....................       232.7
           Intangible liabilities.......................     1,065.7
           Deferred taxes...............................       215.1
                                                           ---------
         Net assets recorded............................   $ 3,253.6
                                                           =========

         Cash paid to shareholders......................   $ 2,071.7
         Bankers' fees and other transaction costs......        26.1
         Cash acquired..................................      (765.9)
                                                           ---------
         Cash paid, net.................................     1,331.9
         Value of stock issued..........................     1,921.7
                                                           ---------
         Total purchase price, net of cash acquired.....   $ 3,253.6
                                                           =========

        Intangible assets consist of $4.0 assigned to patents and $499.0 assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years. Intangible liabilities consist of $1,065.7 assigned to unfavorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to 15 years. We recognized $41.9 of income during the period related to the net amortization of these intangibles.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

(2)     BASIS OF PRESENTATION

        These financial statements and accompanying notes present historical cost basis results of the Company as "Predecessor Company" through April 15, 2005, and the results of the Company as "Successor Company" from April 16, 2005 through June 30, 2005 which reflects the impact of purchase accounting, accordingly, the Successor Company presentation is not comparable to the Predecessor Company presentation due to the different basis of accounting.

        These interim financial statements are unaudited and include only selected notes. They do not contain all information required for annual statements under United States generally accepted accounting principles and should be read together with the audited financial statements in ISG's Annual Report on Form 10-K for the year ended December 31, 2004 and all other reports on file with the Securities and Exchange Commission during the year 2005. In the opinion of management, these interim financial statements reflect all adjustments that are necessary to fairly present the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current presentation.

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for a full year.

(3)     RECENTLY ISSUED ACCOUNTING STANDARDS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe that its adoption will have a material impact on the Company's financial condition, results of operations and cash flows

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement is effective for the year ending December 31, 2005. We are currently evaluating the impact of this statement on the Company.

        In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 does not have an impact on the Company's present consolidated financial statements and will only affect future financial statements to the extent there are future accounting changes or error corrections.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

(4)     INVENTORIES

        Inventories are stated at the lower of cost or market. On December 31, 2004, approximately 80% of inventories were valued using the last-in first-out (LIFO) method of accounting. Inventories at Weirton and Georgetown were valued using the first-in first-out (FIFO) or average cost method. On January 1, 2005, ISG began accounting for inventories at Weirton and Georgetown using the LIFO method.

        As a result of the Merger, inventories were recorded at fair value on April 15, 2005 in accordance with purchase accounting guidelines. We established fair values for finished goods and in-process inventory by reducing the estimated selling prices of finished goods by cost to complete, selling cost, and a reasonable profit for completion and selling efforts. Raw materials were valued at replacement cost. These newly established fair values also established the base year values for LIFO and therefore, the LIFO reserve was zero at April 15, 2005. In addition, in accordance with Mittal Steel's policies, the Company adopted full absorption costing resulting in additional other costs such as depreciation and overhead items being included in inventory valuation. As a result of these Merger related accounting changes to inventory, the carrying values of the closing inventory on April 15, 2005, increased by $607. The following table presents the components of inventories:

                                                    SUCCESSOR      PREDECESSOR
                                                     COMPANY        COMPANY
                                                     JUNE 30,     DECEMBER 31,
                                                       2005           2004
                                                   ------------   ------------
        Average cost (which approximates
         replacement cost):
          Raw materials ........................   $      761.1   $      562.2
          Finished and semi-finished goods .....        1,198.2        1,156.8
                                                   ------------   ------------
                                                        1,959.3        1,719.0
        LIFO reserve ...........................           31.3         (398.6)
                                                   ------------   ------------
            Total ..............................   $    1,990.6   $    1,320.4
                                                   ============   ============

        During the period, liquidation of LIFO quantities decreased cost of sales by $31.3.

(5)     DEBT

        On April 20, 2005, the Company entered into definitive agreements as borrower with respect to a new $1.0 billion term loan facility and a new $700 term loan facility. Mittal Steel US Finance LLC is the lender under each of the term loan facilities. In addition, on April 20, 2005, the Company, as borrower, entered into a promissory note in the amount of $425 with Mittal Steel Holdings N.V. ("Holdings"). On April 27, 2005, the Company repaid $325 of the promissory note. An additional $53 payment was made on April 25, 2005 by Park Acquisition Corp. for the benefit of the Company. A new promissory note was issued to Holdings on May 20, 2005 for the remaining $47 balance which was repaid by the Company on June 20, 2005.

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

        Both Mittal Steel US Finance LLC and the Company are wholly owned subsidiaries of Mittal Steel and thus are affiliates of each other. Other than the term loan facilities and their relationship as affiliates, there are no other direct commercial relationships between Mittal Steel US Finance LLC and the Company. Both the Company and Holdings are wholly owned subsidiaries of Mittal Steel. Other than the promissory note and their relationship as affiliates, there are no other direct commercial relationships between Holdings and the Company.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

        The Company drew down on each of the term loan facilities in the principal amounts of $1.0 billion and $700 respectively on April 21, 2005. Each of the term loan facilities will mature on April 21, 2010. Each term loan facility contains customary covenants requiring all of the Company's transactions with affiliates to be conducted on an arms length basis, limits the Company's ability to incur additional indebtedness in excess of $250 and limits its ability to consummate certain extraordinary business transactions such as mergers and create liens on its properties.

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

        The Company also has $600 of senior, unsecured debt securities due 2014. The debt bears interest at a rate of 6.5% and is paid semi annually. In addition, the Company also has a $35 convertible note with the Pension Benefit Guaranty Corporation ("PBGC") that bears interest at 6.0% and requires semi-annual interest payments. The PBGC note is convertible, at the PBGC's option, into 35,597.45 shares of Mittal Steel common stock for each $1 in principal and interest outstanding at any time.

        The Company was leasing a coke oven battery at the Burns Harbor facility from DTE Burns Harbor, Inc. On May 17, 2005, the Company finalized the purchase of the battery. The Company now has title to the asset but all terms and obligations remain the same. The Company accounted for the transaction as an installment purchase and has reclassified the liability from a capital lease obligation to debt.

(6)     INCOME TAXES

        Based on our second quarter pretax income and forecasted pretax income for the year 2005, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year and the benefit of NOL carryforwards available. The net effect of these items results in an estimated effective income tax rate for 2005 of 37.4%. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item, the tax attributable to that item would be separately calculated and recorded at the same time as the discrete item. We consider the phase out of Ohio's Income Franchise Tax in 2005 to be such an item. The Company's income tax expense in the current quarter is reduced by the phase out of the Ohio income tax by approximately $19.5.

        On June 30, 2005, the State of Ohio enacted new tax legislation that creates a new Commercial Activity Tax ("CAT") that computes taxes based on qualifying "taxable gross receipts". The CAT is effective July 1, 2005 and replaces the Ohio income-based franchise tax and personal property tax. The CAT is phased-in while the current franchise tax is phased-out over a five-year period at a rate of 20% annually, beginning with the year ended 2005. Personal property tax is phased out over a four-year period at a rate of approximately 25% annually beginning with the year ended 2005. As a result of the new tax law, all net deferred taxes that are not expected to reverse during the five-year phase in period were written-off as of June 30, 2005.

        SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is "more likely than not" (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available "positive and negative evidence." The realization of the deferred tax asset is ultimately dependent upon the Company's generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. The valuation allowance at the end of the second quarter is $20.3. The valuation allowance represents deferred taxes and NOL carryforwards in Trinidad of approximately $5.8, and certain state tax NOL carryforwards of $14.5.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

(7)     COMPREHENSIVE INCOME

        The following table presents the components of comprehensive income
        (loss):

            APRIL 1 TO JUNE 30                                                                    JANUARY 1 TO JUNE 30
--------------------------------------------                                            -------------------------------------------
  SUCCESSOR                                                                               SUCCESSOR         PREDECESSOR COMPANY
   COMPANY           PREDECESSOR COMPANY                                                   COMPANY      ---------------------------
 PERIOD FROM     ---------------------------                                             PERIOD FROM    PERIOD FROM
  APRIL 16,        APRIL 1,                                                               APRIL 16,      JANUARY 1,       SIX
    2005             2005           THREE                                                   2005            2005         MONTHS
   THROUGH         THROUGH      MONTHS ENDED                                               THROUGH        THROUGH        ENDED
   JUNE 30,        APRIL 15,      JUNE 30,                                                 JUNE 30,      APRIL 15,      JUNE 30,
    2005             2005           2004                                                     2005           2005          2004
--------------   ------------   ------------   -------------------------------------    -------------   -----------   -------------
                                               Other comprehensive income (loss):
                                                Derivative financial instruments
$         (9.7)  $       (0.4)  $       (3.2)   Change in value during the period       $        (9.7)  $       8.2   $        (6.9)
             -           (0.2)           0.1    Recognized in net income                            -           1.6            (1.2)
           3.8              -              -    Taxes *                                           3.8             -               -
--------------   ------------   ------------                                            -------------   -----------   -------------
          (5.9)          (0.6)          (3.1)  Total other comprehensive income (loss)           (5.9)          9.8            (8.1)
         116.9          (18.7)          94.1   Net income (loss)                                116.9         162.9           165.0
--------------   ------------   ------------                                            -------------   -----------   -------------
$        111.0   $      (19.3)  $       91.0   Total comprehensive income (loss)        $       111.0   $     172.7   $       156.9
==============   ============   ============                                            =============   ===========   =============

        * Prior to April 16, 2005, a valuation allowance was recorded on certain temporary differences, resulting in no provision for income taxes on these items. As a result of the Merger, all predecessor valuation allowances related to other comprehensive income were eliminated through purchase accounting adjustments

(8)     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        The Company has defined benefit retiree medical and death benefit plans covering USWA employees who are eligible to retire under the current labor agreements. We do not intend to provide similar retiree medical benefits for employees who retire after the current labor agreements expire. The Company is not required to pre-fund any benefits and expects any benefits to be paid in 2005 to be minimal.

        The Company owns a 62.3% interest in Hibbing Taconite Company (Hibbing). The amounts included for employees at Hibbing reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). Hibbing applied the retroactive transition method under FASB Staff Position No. 106-2 during 2004. The effect was not material to the Company. The amounts for other employees do not reflect the effects of the Act. We have not yet determined if the plan meets the actuarial equivalent requirement of the Act or if we will modify the plan. However, because the plan requires that the plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs.

                          MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

        The obligations for pension and other postretirement benefit plans are discounted at 5.5%. The following table presents the components of net periodic pension and other post employment benefits costs:

        NET PERIODIC PENSION:

                                                SUCCESSOR    PREDECESSOR   PREDECESSOR    SUCCESSOR      PREDECESSOR   PREDECESSOR
                                                 COMPANY       COMPANY       COMPANY       COMPANY         COMPANY       COMPANY

                                               PERIOD FROM   PERIOD FROM
                                                APRIL 16,      APRIL 1,       THREE      PERIOD FROM    PERIOD FROM
                                                  2005          2005          MONTHS      APRIL 16,      JANUARY 1,     SIX MONTHS
                                                 THROUGH       THROUGH        ENDED      2005 THROUGH   2005 THROUGH      ENDED
                                                 JUNE 30,     APRIL 15,      JUNE 30,      JUNE 30,       APRIL 15,      JUNE 30,
                                                  2005          2005          2004           2005           2005          2004
                                               -----------   -----------   -----------   ------------   ------------   ------------
Service cost ...............................   $       0.6   $        --   $       0.7   $        0.6   $        0.7   $        1.3
Interest  cost .............................           1.2           0.2           1.2            1.2            1.6            2.4
Expected return on plan assets .............          (1.2)         (0.2)         (1.3)          (1.2)          (1.6)          (2.5)

Amortizations:
  Unrecognized prior service costs .........            --           0.1            --             --            0.1             --
  Net actuarial losses .....................            --            --          (0.4)            --             --             --
  Amortization of net (asset) obligations ..            --            --           0.1             --             --             --
                                               -----------   -----------   -----------   ------------   ------------   ------------
Total cost .................................   $       0.6   $       0.1   $       0.3   $        0.6   $        0.8   $        1.2
                                               ===========   ===========   ===========   ============   ============   ============

        OTHER POST EMPLOYMENT BENEFIT:

                                                SUCCESSOR    PREDECESSOR   PREDECESSOR     SUCCESSOR     PREDECESSOR    PREDECESSOR
                                                 COMPANY       COMPANY       COMPANY        COMPANY        COMPANY        COMPANY

                                               PERIOD FROM   PERIOD FROM
                                                APRIL 16,      APRIL 1,       THREE       PERIOD FROM    PERIOD FROM
                                                  2005          2005         MONTHS        APRIL 16,      JANUARY 1,    SIX MONTHS
                                                 THROUGH       THROUGH        ENDED      2005 THROUGH   2005 THROUGH      ENDED
                                                 JUNE 30,     APRIL 15,      JUNE 30,      JUNE 30,       APRIL 15,      JUNE 30,
                                                  2005          2005          2004           2005           2005           2004
                                               -----------   -----------   -----------   ------------   ------------   ------------
Service cost ...............................   $       0.9   $       0.2   $       0.9   $        0.9   $        2.1   $        1.9
Interest  cost .............................           1.9           0.2           2.0            1.9            1.5            4.1
Expected return on plan assets .............          (0.4)         (0.2)         (0.3)          (0.4)          (0.5)          (0.5)

Amortizations:
  Unrecognized prior service ...............            --           0.5           3.9             --            3.6            7.3
  Net actuarial losses .....................            --           0.1            --             --            0.9             --
  Amortization of net (asset) obligations ..            --            --            --             --             --             --
                                               -----------   -----------   -----------   ------------   ------------   ------------
Total cost .................................   $       2.4   $       0.8   $       6.5   $        2.4   $        7.6   $       12.8
                                               ===========   ===========   ===========   ============   ============   ============

(9)     CONTINGENCIES

        The Company is subject to various legal actions and contingencies in the normal course of conducting business. The Company accrues liabilities for such matters when a loss is probable and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular future quarter or year, we believe that the ultimate resolution of such matters, favorable or unfavorable, will not have a material adverse effect on our competitive position or financial position.

                          MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

        The Company is subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, the Company is required to investigate and remediate any currently unknown contamination and wastes at plant sites, the Company could be required to record additional liabilities. Events that could trigger recording these additional liabilities are discussed in the Predecessor Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

        The following table presents the changes in the amounts recorded for environmental liabilities, including asset retirement obligations, discounted at appropriate interest rates subsequent to the Merger on April 15, 2005 and 8% prior to the Merger:

                                                                  SUCCESSOR       PREDECESSOR COMPANY
                                                                   COMPANY     ---------------------------

                                                                 PERIOD FROM
                                                                  APRIL 16,     PERIOD FROM
                                                                    2005        JANUARY 1,     SIX MONTHS
                                                                  THROUGH      2005 THROUGH      ENDED
                                                                  JUNE 30,       APRIL 15,      JUNE 30,
                                                                    2005           2005           2004
                                                                ------------   ------------   ------------

        Balance - beginning of period .......................             --   $      205.3   $      208.4
          Liabilities recognized at acquisition * ...........   $      232.7            0.8           11.9
          Accretion and changes in estimates and timing of
           spending .........................................            2.3            2.2            7.4
          Liabilities related to properties sold ............             --           (0.2)          (7.9)
          Spending for remediation ..........................           (3.2)          (5.4)          (5.0)
                                                                ------------   ------------   ------------
            Total ** ........................................          231.8          202.7          214.8

        Amount included in other current liabilities - end
         of period ..........................................          (45.2)         (40.4)         (33.8)
                                                                ------------   ------------   ------------
        Long term balance - end of period ...................   $      186.6   $      162.3   $      181.0
                                                                ============   ============   ============

      * Successor company reflects increase in environmental liability as of the date of the Merger due to change in discount rate based on market interest rates at the date of acquisition. Predecessor company includes a $6.9 reduction in the first quarter of 2004 to amounts previously recorded in the Bethlehem acquisition as a result of additional information and analysis obtained during the period.

      **The aggregate undiscounted amount of the environmental liabilities, including asset retirement obligations, is $368.6 at June 30, 2005.

(10)    RELATED PARTY TRANSACTIONS

        The Company was charged $7.5 by Mittal Steel for the period ended June 30, 2005 for management, financial and legal services provided to the Company. The Company purchased $8.1 of inventory from subsidiaries of Mittal Steel during the period ended June 30, 2005. The Company sold $25.6 of inventory to subsidiaries of Mittal Steel during the period ended June 30, 2005.

        The Company's long term debt due to related companies of $1,700 as of June 30, 2005 is payable to Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal Steel. The accrued interest on the long term debt was $12.9 as of June 30, 2005.

        On April 27, 2005, the Company repaid $325 of the $425 promissory note payable to Mittal Steel Holdings N.V. An additional $53 payment was made on April 25, 2005 by Park Acquisition Corporation. A new promissory note payable was issued to Mittal Steel Holdings N.V. on May 20, 2005 for the remaining $47 balance which was repaid by the Company on June 20, 2005. Interest expense of $0.5 related to these promissory notes was paid for the period ended June 30, 2005.

        On June 29, 2005, the Company, as lender, entered into a note receivable with Mittal Steel Holdings N.V. for $250. The note is due on October 28, 2005 with interest at 3.597%.

        The Company's net payable to related companies was $27.5 at June 30, 2005 which consists of trade and other related party expenses.

                          MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 ($ in millions)

(11)    SUBSEQUENT EVENTS

        On July 14, 2005, the Company repurchased $100 aggregate principal amount of its 6.50% Notes due April 15, 2014 pursuant to a single negotiated purchase transaction. The Notes were acquired at a purchase price of 99.625% of their aggregate principal amount, plus accrued interest, and will be cancelled by the Company. The Company funded the purchase of the Notes with cash on hand.

        On July 21, 2005, Mittal Steel Holdings N.V. repaid the $250 note receivable.

        On July 29, 2005, Ispat Inland, Inc. borrowed $150 from Mittal Steel USA ISG, Inc. under a subordinated note agreement between the two related companies. The note is due on July 20, 2010 with interest at 120% of the applicable monthly federal rates as published by the Internal Revenue Service.

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

RECENT DEVELOPMENTS

        In October 2004, Mittal Steel, Park Acquisition Corp., a wholly owned subsidiary of Mittal Steel, and International Steel Group (ISG) entered into a merger agreement pursuant to which ISG ("Predecessor Company") would merge (the Merger) with Park Acquisition and become a wholly owned subsidiary of Mittal Steel. The Merger was approved by the shareholders of ISG and Mittal Steel on April 12, 2005 and was completed on April 15, 2005. ISG was renamed Mittal Steel USA ISG Inc. ("Sucessor Company", the "Company") on April 15, 2005. In connection with the Merger, ISG's former stockholders received in the aggregate approximately $2,100 million and approximately 60,892,000 Mittal Steel Class A common shares. Pursuant to the Merger, the Predecessor Company no longer has a class of equity securities registered under the Securities Exchange Act of 1934.

        The capital structure and accounting basis of the assets and liabilities of the Company as of April 16, 2005 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Merger. Financial data of the Predecessor Company for periods prior to April 16, 2005 are presented on a historical cost basis. Financial data of the Company as of April 16, 2005 and thereafter reflect the Merger under the purchase method of accounting, under which the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values with information currently available. Appraisals of long-lived assets and identifiable intangible assets are currently underway and will be completed at various times within the next twelve months. The amounts are subject to adjustment based on the completion of the valuations and appraisals. We are also evaluating information relating to certain liabilities. Accordingly, the preliminary purchase price allocation is subject to revision.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS AND HALF YEARS ENDED JUNE 30, 2005 AND 2004

        To facilitate the discussion below of the three and six month periods ended June 30, 2005 against the results of operations for the same time periods in 2004, the historical operations of the Sucessor Company and the Predecessor Company have been combined.

                                                              THREE MONTHS     THREE MONTHS
                                                                 ENDED             ENDED         FIRST HALF       FIRST HALF
        ($ in millions)                                       JUNE 30, 2005    JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
        --------------------------------------------------   --------------   --------------   --------------   --------------
        Net sales ........................................   $      2,407.0   $      2,083.8   $      5,066.6   $      3,854.1
        Costs and expenses:
          Cost of sales ..................................          2,062.2          1,861.2          4,317.5          3,467.5
          Marketing, administrative, and other expenses ..            139.4             60.6            212.0            109.3
          Depreciation and amortization ..................             42.1             32.5             83.4             61.3
                                                             --------------   --------------   --------------   --------------
        Total costs and expenses .........................          2,243.7          1,954.3          4,612.9          3,638.1

        Income from operations ...........................            163.3            129.5            453.7            216.0

        Gain on sale of assets ...........................             (0.2)              --             (9.8)              --
        Interest and other financing expense, net ........             25.7             24.5             36.5             34.9
                                                             --------------   --------------   --------------   --------------
        Income before income taxes .......................            137.8            105.0            427.0            181.1
        Provision for income taxes .......................             39.6             10.9            147.2             16.1
                                                             --------------   --------------   --------------   --------------
        Net income .......................................   $         98.2   $         94.1   $        279.8   $        165.0
                                                             ==============   ==============   ==============   ==============

        The table below shows shipments by product and certain other data for the periods shown.

                                                           Second Quarter             First Half
                                                      -----------------------   -----------------------
                                                         2005         2004         2005         2004
                                                      ----------   ----------   ----------   ----------
        Hot Rolled ................................           37%          41%          40%          41%
        Cold Rolled ...............................           16           19           16           20
        Coated ....................................           23           22           22           22
        Plate .....................................           11           10           10           10
        Tin Plate .................................            7            5            7            4
        Rail and other ............................            6            3            5            3

        Net sales (dollars in millions) ...........   $  2,407.0   $  2,083.8   $  5,066.6   $  3,854.1
        Average net sales per ton shipped .........   $      689   $      546   $      685   $      502
        Shipments (tons in thousands) .............        3,494        3,814        7,400        7,676
        Raw steel production (tons in thousands) ..        3,285        4,333        8,036        8,381

        For the second quarter 2005, which includes the Predecessor Company, we reported net income of $98.2 million on net sales of $2,407.0 million and shipments of 3,494,000 net tons, compared to net income of $94.1 million on net sales of $2,083.8 million and shipments of 3,814,000 net tons in the second quarter 2004. Shipments were lower due to weaker market demand precipitated by high customer inventory levels. Our average net sales per ton shipped was $689 for the second quarter 2005 compared to $546 in the second quarter 2004. The increase in realized prices was due to higher contract and spot prices and an improvement in mix due to a lower percent of hot rolled shipments.

        For the first half 2005, which includes the Predecessor Company, we reported net income of $279.8 million on net sales of $5,066.6 million and shipments of 7,400,000 net tons, compared to net income of $165.0 million on net sales of $3,854.1 million and shipments of 7,676,000 net tons in the first half 2004. Our average net sales per ton shipped was $685 for the first half 2005 compared to $502 in the first half 2004. The increase in realized prices was due to higher contract and spot prices as well as an improvement in mix due to an increase in tin shipments

        Cost of sales for the second quarter 2005 and first half 2005 were higher than the comparable 2004 periods reflecting lower operating rates, higher raw material (primarily coke, coal and iron ore), natural gas, and labor costs. Labor costs were higher due to variable compensation costs including hourly profit sharing and required contributions to the United Steelworkers (USW) and Independent Steelworkers Union (ISU) VEBA welfare benefit trusts. The inventory step-up to fair value under purchase accounting also increased costs during the quarter. This was offset by net accretion of purchased intangibles or contract amortization, specifically contracts that were above or below market rates at the date of acquisition.

        Marketing, administrative and other costs are higher in the second quarter 2005 and first half 2005 compared to the same periods in the prior year due primarily to stock options, severance and bonuses to former officers of ISG in connection with the Merger of $64.0 million as well as for transaction success fees to investment bankers.

        Net financing expense for the second quarter 2005 and first half 2005 increased because of higher average debt outstanding including the $1,700 million intercompany term loans with Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal Steel. The intercompany borrowings were entered into as part of the financing arrangements previously announced by Mittal Steel to pay for the cash portion of the Merger consideration paid to former stockholders of the Company in conjunction with the recently completed Merger. Depreciation expense also increased due to the write up to fair value of assets under purchase accounting.

        Based on our second quarter pretax income and forecasted pretax income for the year 2005, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year and the benefit of NOL carryforwards available. The net effect of these items results in an estimated effective income tax rate for 2005 of 37.4%. This rate is then applied to our quarterly operating results. In the event that there is a significant unusual or one-time item, the tax attributable to that item would be separately calculated and recorded at the same time as the discrete item. On June 30, 2005, the State of Ohio enacted new tax legislation that creates a new Commercial Activity Tax ("CAT") that computes taxes based on qualifying "taxable gross receipts". The CAT is effective July 1, 2005 and replaces the Ohio income-based franchise tax and personal property tax. The CAT is phased-in while the current franchise tax is phased-out over a five-year period. We consider the phase out of Ohio's Income Franchise Tax in 2005 to be an unusual or one-time item and income tax expense is reduced by the phase out of the Ohio income tax by approximately $19.5 million reducing the effective tax rate to 28.7% for the quarter on a combined basis. This compares to the 10.4% effective tax rate that was recorded in the second quarter 2004 and the 8.9% rate for the first half 2004 which was impacted by the recognition of the tax benefit of certain temporary differences which had previously been offset by a valuation allowance at December 31, 2003.

LIQUIDITY

        Prior to the Merger, we defined liquidity as our cash position and remaining availability under revolving credit facilities. At December 31, 2004, ISG had liquidity of $848.1 million consisting of cash of $606.7 million and $241.4 million of available borrowing capacity under the revolving credit facility. In conjunction with the completion of the Merger of the Company and Mittal Steel on April 15, 2005, this revolving credit facility was terminated. Cash at June 30, 2005 was $109.0 million. We expect to generate sufficient cash from operations to fund our capital expenditures. We may, however, seek additional liquidity through borrowings from our parent or it's affiliates or through other means.

        Cash decreased for the period April 16, 2005 through June 30, 2005 by $656.9 million. Cash provided by operating activities was $26.0 million due to changes in working capital and Merger related payments. Inventory and receivables declined as we reduced raw steel production in response to weaker demand. Payments of $163.0 million were made to former ISG officers for stock options, severance and bonuses as well as $26.0 million to investment bankers for transaction success fees.

        Cash flows from financing activities was $1,443.5 million as the Company borrowed on the term loan facilities in the amount of $1,700 million and a promissory note in the amount of $425 million. These inter company borrowings were entered into as part of the financing arrangements to pay for the cash portion of the Merger consideration paid to former stockholders of ISG. The Company repaid $371.7 million on the promissory note and transferred $250 million to Mittal Steel Holdings N.V. under a note receivable agreement during the period.

    Subsequent Events

        On July 14, 2005, the Company repurchased $100 million aggregrate principal amount of its 6.50% Notes due April 15, 2014 pursuant to a single negotiated purchase transaction. The Notes were acquired at a purchase price of 99.625% of their aggregate principal amount, plus accrued interest, and will be cancelled by the Company. The Company funded the purchase of the Notes with cash on hand.

        On July 21, 2005, Mittal Steel Holdings N.V. repaid the $250 million note receivable.

        On July 29, 2005, Ispat Inland, Inc. borrowed $150 million from Mittal Steel USA ISG, Inc. under a subordinated note agreement between the two related companies. The note is due on July 20, 2010 with interest at 120% of the applicable monthly federal rates as published by the Internal Revenue Service

        ITEM 4. CONTROLS AND PROCEDURES

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

        In connection with the completion of the Merger during the second quarter, the entire former executive officer team, excluding the General Counsel, left the Company. These and other personnel departures, together with the added requirement of purchase accounting to record the Merger transaction, completion of a closing audit for the April 15, 2005 period and transition into the Mittal Steel consolidated reporting group, impeded our ability to make further progress towards resolving these deficiencies during the second quarter.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2005 (Evaluation
Date).

        In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. These processes and procedures are designed to, among other things, mitigate the effect of the aforementioned material weaknesses in our internal control over financial reporting on information relating to the Company that is required to be disclosed in our Exchange Act filings. Our management and accounting staff has devoted significant time and attention in support of these efforts in addition to substantial involvement of accounting resources from other Mittal Steel subsidiaries.

        We believe that these efforts and additional resources, which are encompassed in our current disclosure controls, mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on the disclosure that was ultimately included in our Exchange Act filings. As a result of these disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this quarterly report on form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

        There may be deemed to be an inconsistency between our conclusion as to material weaknesses in our internal control over financial reporting and our view as to our disclosure controls. However, as explained above, based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company and its consolidated subsidiaries required to be disclosed in Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding this disclosure. Our chief executive officer and chief financial officer reached this conclusion notwithstanding the existence of material weaknesses in the Company's internal control over financial reporting, because they believe that the processes and procedures described above mitigated the potential effect of the identified material weaknesses in internal control over financial reporting on the Company's disclosure controls and procedures. We note that the scope of, and interrelation between, disclosure controls and internal control over financial reporting is not yet well defined by law, regulation or interpretation. We believe that there are significant differences between disclosure controls and procedures and internal control over financial reporting. If, however, disclosure controls and procedures and internal control over financial reporting are ultimately determined to effect substantially the same standard under these circumstances, then in such case, the Company's disclosure controls and procedures also would have been ineffective as of the Evaluation Date for the same reasons that we have concluded that the Company's system of internal control over financial reporting was not effective as of the Evaluation Date.

        While our efforts to address the deficiencies in our internal control over financial reporting are continuing, there have been no changes in our internal control over financial reporting during the period covered that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RCRA and other remediation matters

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

        Bethlehem Steel Corporation, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to the Company's Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. The Company has assumed Bethlehem's ongoing obligations under the consent decree. The consent decree requires the Company to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray's Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, the Company also must implement corrective measures at the Gray's Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $43 million.

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

        The Company's facility at Indiana Harbor, Indiana is subject to a U.S. EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. An area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The U.S. EPA and the Company are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $15 million.

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

        The Company's Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility's property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility's property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas and some remediation is underway. In addition, the Company is required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. The Company is in communication with the U.S. EPA and West Virginia Department of Environmental Protection regarding other potential RCRA concerns at the site. The undiscounted cost of investigative and closure activities at the site are estimated to be about $12 million.

        At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, in lieu of a RCRA corrective action program, a remedial investigation is being performed pursuant to the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold by the Company during 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations on the acquired and certain associated properties and purchased an insurance policy sufficient to cover certain remediation risk. The Company is named as a beneficiary to the insurance policy. The undiscounted cost associated with anticipated environmental remediation actions on property the Company continues to own is estimated to be about $4 million.

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

Clean Air Act

        The Company's facilities are subject to a variety of permitting requirements under the Clean Air Act that restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT), standards. Many of the Company's facilities are subject to the new MACT standards, and compliance with such standards will be required starting May 20, 2006. The Company anticipates installing controls at facilities to comply with the new MACT standards with capital expenditures of about $120 million through 2006.

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

        The Company's Weirton facility will be subject to stipulated penalties for national pollution discharge elimination system permit excursions under a 1996 Multimedia Consent Decree. At June 30, 2005, the Company has accrued $364,000 for probable penalties related to such excursions in 2004 since the facility was acquired. However it is possible that additional penalties may be sought but such penalties are not expected to be material.

Other

        The Company anticipates spending approximately $48 million over the next 40 years, including $11 million during the next twelve months, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

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

ITEM 6.  EXHIBITS

Exhibit
Number    Description of Document
-------   ----------------------------------------------------------------------
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

                                                  MITTAL STEEL USA ISG INC.

Date: August 16, 2005                                 /s/ Bhikam C. Agarwal
                                                      -------------------------
                                                  By: Bhikam C. Agarwal
                                                      Chief Financial Officer
                                                      Mittal Steel USA ISG Inc.