Form 10-Q
period 2005-09-30
Mittal Steel USA ISG Inc
filed 2005-11-09
CIK 1231868

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

                For the Quarterly Period Ended September 30, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                         Commission file number 1-31926

                           MITTAL STEEL USA ISG INC.*
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                               71-0871875
        (State or Other Jurisdiction                  (I.R.S. Employer
      of Incorporation or Organization)            Identification Number)

         4020 Kinross Lakes Parkway,
               Richfield, Ohio                           44286-9000
          (Address of Registrant's                       (Zip Code)
        Principal Executive Offices)

                                 (330) 659-9100
               (Registrant's Telephone Number Including Area Code)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
  (b) of Form 10-Q and is therefore filing this Form in the reduced disclosure format as set forth in that instruction.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 9, 2005, the Registrant had 100 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands (Mittal Steel).

* On April 15, 2005, Mittal Steel USA ISG Inc. (formerly known as International Steel Group Inc.), a Delaware corporation (the Company or Mittal Steel USA ISG), merged with Park Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Mittal Steel, with Mittal Steel USA ISG surviving the merger as a wholly owned subsidiary of Mittal Steel (the Merger). In connection with the Merger, International Steel Group Inc. was renamed Mittal Steel USA ISG Inc. Pursuant to the Merger, Mittal Steel USA ISG Inc. no longer has a class of equity securities registered under the Securities Exchange Act of 1934 (the Exchange Act). However, pursuant to the terms of the Indenture, dated as of April 14, 2004, by and between the Company and The Bank of New York, the Company is obligated to continue filing periodic and other reports with the SEC.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS..............................................3

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................13

     ITEM 4. CONTROLS AND PROCEDURES..........................................17

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................18

     ITEM 5. OTHER INFORMATION................................................22

     ITEM 6. EXHIBITS.........................................................22

SIGNATURE.....................................................................23

PART I
ITEM 1. FINANCIAL STATEMENTS

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                              (Dollars in millions)

            QUARTERLY                                                                            YEAR - TO - DATE
---------------------------------                                               -------------------------------------------------
   SUCCESSOR        PREDECESSOR                                                    SUCCESSOR       PREDECESSOR      PREDECESSOR
    COMPANY           COMPANY                                                       COMPANY          COMPANY          COMPANY

                                                                                  PERIOD FROM      PERIOD FROM
 THREE MONTHS       THREE MONTHS                                                APRIL 16, 2005   JANUARY 1, 2005     NINE MONTHS
    ENDED              ENDED                                                       THROUGH           THROUGH            ENDED
SEPT. 30, 2005     SEPT. 30, 2004                                               SEPT. 30, 2005    APRIL 15, 2005   SEPT. 30, 2004
--------------     --------------                                               --------------   ---------------   --------------
$      2,104.6     $      2,608.3    Net sales..............................    $      4,043.6   $       3,127.6   $      6,462.4
                                     Costs and expenses:
       1,862.2            2,166.5      Cost of sales........................           3,535.5           2,644.0          5,634.0
                                       Marketing, administrative, and
          58.1               64.4        other expenses.....................             111.5             158.6            173.7
          51.7               37.0      Depreciation and amortization........              86.8              48.3             98.3
--------------     --------------                                               --------------   ---------------   --------------
       1,972.0            2,267.9    Total costs and expenses...............           3,733.8           2,850.9          5,906.0

         132.6              340.4    Income from operations.................             309.8             276.7            556.4

            --                 --    Loss (gain) on sale of assets..........                --              (9.6)              --
          14.9                 --    Related party interest expense, net....              27.9                --               --
                                     Interest and other financing expense,
          11.5               13.2        net................................              20.2              14.8             48.1
--------------     --------------                                               --------------   ---------------   --------------
         106.2              327.2    Income before income taxes.............             261.7             271.5            508.3
          42.5               70.8    Provision for income taxes.............              81.1             108.6             86.9
--------------     --------------                                               --------------   ---------------   --------------
$         63.7     $        256.4    Net income ............................    $        180.6   $         162.9   $        421.4
==============     ==============                                               ==============   ===============   ==============

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                                                                PREDECESSOR
                                                                                         SUCCESSOR COMPANY        COMPANY
                                                                                          SEPT. 30, 2005     DECEMBER 31, 2004
                                                                                        ------------------   ------------------
                                                                                           (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $             59.1   $            606.7
  Receivables, less allowances of $49.8 and $50.1 ...................................                754.0                830.7
  Inventories .......................................................................              1,921.8              1,320.4
  Assets held for sale ..............................................................                 13.4                 39.6
  Deferred income taxes .............................................................                    -                 75.1
  Prepaid and other current assets ..................................................                203.6                 57.8
                                                                                        ------------------   ------------------
    Total current assets ............................................................              2,951.9              2,930.3
Property, plant and equipment .......................................................              3,759.8              1,314.9
Accumulated depreciation ............................................................                 79.0                210.0
                                                                                        ------------------   ------------------
  Property, plant and equipment, net ................................................              3,680.8              1,104.9
Receivable from related parties .....................................................                250.4                    -
Deferred income taxes ...............................................................                    -                354.8
Investments in joint ventures .......................................................                 29.1                 27.9
Other assets ........................................................................                230.1                 70.7
                                                                                        ------------------   ------------------
    Total assets                                                                        $          7,142.3   $          4,488.6
                                                                                        ==================   ==================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital leases ..............................   $             25.9   $             57.6
  Accounts payable ..................................................................                631.3                758.9
  Payables to related parties .......................................................                 84.6                    -
  Unfavorable contracts .............................................................                423.2                    -
  Accrued compensation and benefits .................................................                224.0                289.4
  Deferred income taxes .............................................................                137.9                    -
  Accrued income taxes ..............................................................                 51.1                156.2
  Other current liabilities .........................................................                158.7                118.9
                                                                                        ------------------   ------------------
     Total current liabilities ......................................................              1,736.7              1,381.0

Long term liabilities:
  Debt ..............................................................................                675.0                637.2
  Capital leases ....................................................................                 31.1                169.6
  Related party debt ................................................................              1,700.0                    -
  Unfavorable contracts .............................................................                377.0                    -
  Environmental liabilities .........................................................                185.6                164.3
  Pensions and other retiree benefits ...............................................                182.6                123.0
  Deferred income tax liabilities ...................................................                 52.9                    -
  Other obligations .................................................................                 13.4                  9.4
                                                                                        ------------------   ------------------
     Total liabilities ..............................................................              4,954.3              2,484.5

Stockholders' equity:
  Preferred Stock, $0.01 par value per share,authorized 5,000 shares, none issued ...                    -                    -
   Common Stock, $0.01 par value per share, authorized 100 shares, 100 shares issued and outstanding at September 30, 2005 and authorized 108,600,000
   shares, 100,035,950 issued and outstanding at December 31, 2004 ..................                    -                  1.0
  Additional paid-in capital ........................................................              2,003.6              1,023.3
  Retained earnings .................................................................                180.6                998.4
  Accumulated other comprehensive income ............................................                  3.8                  1.0
  Treasury Stock, 641,089 shares at cost ............................................                    -                (19.6)
                                                                                        ------------------   ------------------
     Total stockholders' equity .....................................................              2,188.0              2,004.1
                                                                                        ------------------   ------------------
Total liabilities and stockholders' equity ..........................................   $          7,142.3   $          4,488.6
                                                                                        ==================   ==================

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                            SUCCESSOR         PREDECESSOR        PREDECESSOR
                                                                             COMPANY            COMPANY            COMPANY

                                                                           PERIOD FROM        PERIOD FROM
                                                                          APRIL 16, 2005    JANUARY 1, 2005      NINE MONTHS
                                                                             THROUGH            THROUGH             ENDED
                                                                          SEPT. 30, 2005     APRIL 15, 2005    SEPT. 30, 2004
                                                                         ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net income .........................................................   $         180.6    $         162.9    $         421.4
  Adjustments for items not affecting cash from operating activities:
    Depreciation and amortization ....................................              86.8               48.3               98.3
    Deferred income taxes ............................................              78.2                 --              (36.6)
    Net accretion of purchased intangibles ...........................             (92.6)              (1.8)              (4.9)
    Other ............................................................              (1.0)              (5.3)              15.4
  Changes in working capital and other items:
    Receivables ......................................................             126.8              (48.5)            (271.7)
    Inventories ......................................................             197.3             (152.3)            (173.1)
    Prepaids and other assets ........................................               2.3               24.7              (32.0)
    Accounts payable .................................................            (229.3)              98.5              243.8
    Accounts payable to related parties ..............................              83.2                 --                 --
    Income taxes .....................................................             (65.9)              62.2              164.3
    Accrued compensation and benefits ................................            (260.2)              80.3              103.4
    Other ............................................................               4.6              (36.8)              40.4
                                                                         ---------------    ---------------    ---------------
      Net cash provided by operating activities ......................             110.8              232.2              568.7
                                                                         ---------------    ---------------    ---------------
Cash flows from investing activities:
  Capital expenditures and investments ...............................             (98.5)             (75.1)            (150.7)
  Acquisitions, net of cash received .................................                --                 --             (222.1)
  Proceeds from sales of assets ......................................              14.4               14.0               16.1
  Payments to former shareholders for acquisition ....................          (2,071.7)                --                 --
                                                                         ---------------    ---------------    ---------------
      Net cash used in investing activities ..........................          (2,155.8)             (61.1)            (356.7)
                                                                         ---------------    ---------------    ---------------
Cash flows from financing activities:
  Proceeds from borrowings from related parties ......................           2,071.7                 --                 --
  Proceeds from debt .................................................                --                 --              594.6
  Payments on debt ...................................................            (106.6)              (3.8)            (347.8)
  Payments on related party debt .....................................            (371.7)                --                 --
  Purchase of treasury stock .........................................                --                 --              (19.6)
  Payments on note receivable to related party, net ..................            (249.0)                --                 --
  Issuance of common stock, net ......................................                --                 --                9.6
  Deferred financing fees ............................................                --                 --              (11.7)
  Payments on capital leases .........................................              (6.2)              (8.1)             (27.0)
                                                                         ---------------    ---------------    ---------------
      Net cash provided by (used in) financing activities ............           1,338.2              (11.9)             198.1
                                                                         ---------------    ---------------    ---------------
      (Decrease) Increase in cash and cash equivalents ...............            (706.8)             159.2              410.1
Cash and cash equivalents - beginning of period ......................             765.9              606.7              193.6
                                                                         ---------------    ---------------    ---------------
Cash and cash equivalents - end of period ............................   $          59.1    $         765.9    $         603.7
                                                                         ===============    ===============    ===============
Other information:
  Interest paid ......................................................   $           4.8    $           5.8    $          16.9
  Interest capitalized ...............................................               1.1                0.5                0.6
  Income taxes paid, net .............................................              68.0               53.8              (40.7)
  Capital lease obligation incurred ..................................                --                 --                3.9

See accompanying notes to consolidated financial statements.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  MERGER

     On April 15, 2005, International Steel Group Inc. (Predecessor Company or
     ISG) merged with Park Acquisition Corporation (Park), a wholly owned subsidiary of Mittal Steel Company N.V., and became a wholly owned subsidiary of Mittal Steel (the Merger). International Steel Group Inc. was renamed Mittal Steel USA ISG Inc. (Successor Company or the Company) on April 15, 2005. In connection with the Merger, the Predecessor Company's former stockholders received $2,100.8 million in cash of which $2,071.7 million was paid by the Company and $29.1 million by Mittal Steel. In addition, 60,891,883 Mittal Steel Class A common shares were issued.

     The Merger is being accounted for by the Company's parent under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The Company has "pushed down" the effect of the purchase method of accounting to these financial statements. The allocation of the purchase price to assets acquired and liabilities assumed are preliminary and subject to revision. We have not received all information to determine the final values to be assigned. Appraisals of property, plant and equipment and intangible assets are currently underway. We are also evaluating information relating to certain recorded liabilities. The following table presents the preliminary amounts recorded for the net assets of the Company as a result of the change in ownership (in millions):

          Assets:
            Receivables, net ..........................   $    880.1
            Inventories ...............................      2,127.0
            Assets held for sale ......................         25.4
            Prepaid and other current assets ..........         41.6
            Intangible assets, current ................        276.4
            Property, plant and equipment .............      3,666.6
            Intangible assets, non-current ............        226.6
            Other non-current assets ..................         91.8

          Liabilities:
            Debt and capital lease obligations ........        844.2
            Accounts payable ..........................        860.6
            Accrued expenses and other liabilities ....        702.6
            Pension and retiree benefits ..............        210.0
            Environmental liabilities .................        232.7
            Intangible liabilities ....................      1,065.7
            Deferred taxes ............................        110.3
                                                          ----------
          Net assets recorded .........................   $  3,309.4
                                                          ==========

          Cash paid to stockholders ...................   $  2,100.8
          Bankers' fees and other transaction costs ...         52.8
          Cash acquired ...............................       (765.9)
                                                          ----------
          Cash paid, net ..............................      1,387.7
          Value of stock issued .......................      1,921.7
                                                          ----------
          Total purchase price, net of cash acquired ..   $  3,309.4
                                                          ==========

     Intangible assets consist of $4.0 million assigned to patents and $499.0 million assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years. Intangible liabilities consist of $1,065.7 million assigned to unfavorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to 15 years. Amortization of these intangibles included expense of $178.9 million on favorable contracts, expense of $.1 million on patent amortization and income of $271.6 million on unfavorable contracts for a net of $92.6 million of income recognized during the period.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(2)  BASIS OF PRESENTATION

     These financial statements and accompanying notes present historical cost basis results of the Predecessor Company through April 15, 2005, and the results of the Successor Company from April 16, 2005 through September 30, 2005. Accordingly, the Successor Company presentation is not comparable to the Predecessor Company presentation due to the different basis of accounting.

     These interim financial statements are unaudited and include only selected notes. They do not contain all information required for annual statements under United States generally accepted accounting principles and should be read together with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and all other reports on file with the Securities and Exchange Commission (SEC) during the year 2005. In the opinion of management, these interim financial statements reflect all adjustments that are necessary to fairly present the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current presentation.

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

(3)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin
     (ARB) No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe that its adoption will have a material impact on the Company's financial condition, results of operations and cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. This statement is effective for the year ending December 31, 2005. This statement will not have an impact on our financial statements.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS No. 154 does not have an impact on the Company's present consolidated financial statements and will only affect future financial statements to the extent there are future accounting changes or error corrections.

(4)  INVENTORIES

     Inventories are stated at the lower of cost or market. On December 31, 2004 approximately 80% of inventories were valued using the last-in first-out
     (LIFO) method of accounting. Inventories at Weirton and Georgetown were valued using the first-in first-out (FIFO) or average cost method. On January 1, 2005, in accordance with ISG policy, the Company began accounting for inventories at Weirton and Georgetown using the LIFO method.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     As a result of the Merger, inventories were recorded at fair value on April 15, 2005 in accordance with purchase accounting guidelines. We established fair values for finished goods and in-process inventory by reducing the estimated selling prices of finished goods by cost to complete, selling cost, and a reasonable profit for completion and selling efforts. Raw materials were valued at replacement cost. These newly established fair values also established the base year values for LIFO and therefore, the LIFO reserve was zero at April 15, 2005. In addition, in accordance with Mittal Steel's policies, the Company adopted full absorption costing resulting in additional other costs such as depreciation and overhead items being included in inventory valuation. As a result of these Merger related accounting changes to inventory, the carrying values of the closing inventory on April 15, 2005, increased by $654.3 million.

     The LIFO benefit for the third quarter was $21.7 million. The following table presents the components of inventories (in millions):

                                                        SUCCESSOR      PREDECESSOR
                                                         COMPANY         COMPANY
                                                     SEPT. 30, 2005   DEC. 31, 2004
                                                     --------------   --------------
          Average cost:
            Raw materials ........................   $        773.2   $        562.2
            Finished and semi-finished goods .....          1,095.6          1,156.8
                                                     --------------   --------------
                                                            1,868.8          1,719.0
          LIFO reserve ...........................             53.0           (398.6)
                                                     --------------   --------------
              Total ..............................   $      1,921.8   $      1,320.4
                                                     ==============   ==============

(5)  DEBT

     On April 20, 2005, the Company entered into definitive agreements as borrower with respect to a new $1.0 billion term loan facility and a new $700.0 million term loan facility. Mittal Steel US Finance LLC (Finance) is the lender under each of the term loan facilities. In addition, on April 20, 2005, the Company entered into a promissory note in the amount of $425.0 million with Mittal Steel Holdings N.V. (Holdings). On April 27, 2005, the Company repaid $325.0 million of the promissory note. Park made an additional $53.0 million payment on April 25, 2005 for the benefit of the Company. The Company issued a new promissory note to Holdings on May 20, 2005 for the remaining $47.0 million balance. The Company paid this note on June 20, 2005.

     All three of these intercompany borrowings were entered into as part of the financing arrangements previously announced by Mittal Steel to pay for the cash portion of the Merger consideration paid to former stockholders of the Company in conjunction with the recently completed Merger. The two term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal Steel borrowed under a credit agreement, dated as of April 7, 2005, among Mittal Steel and certain subsidiaries of Mittal Steel as original borrowers, the ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory to the Credit Agreement and HSBC Bank Plc, as facility agent. The borrowing evidenced by the $425.0 million promissory note was extended to the Company to provide the remainder of the cash portion of the Merger consideration by another subsidiary of Mittal Steel. Therefore, neither the term loan facilities nor the promissory note represent the incurrence of additional indebtedness from external creditors outside Mittal Steel and its subsidiaries.

     The Company, Finance, and Holdings are wholly owned subsidiaries of Mittal Steel and thus are affiliates of each other. Other than the term loan facilities and their relationship as affiliates, there are no other direct commercial relationships between Finance and the Company. Holdings was the lender under the $425.0 million promissory note. Other than the promissory note and their relationship as affiliates, there are no other direct commercial relationships between Holdings and the Company.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     The Company drew down on each of the term loan facilities in the principal amounts of $1.0 billion and $700.0 million respectively on April 21, 2005. Each of the term loan facilities will mature on April 21, 2010. Each term loan facility contains customary covenants requiring all of the Company's transactions with affiliates to be conducted on an arms length basis, limits the Company's ability to incur additional indebtedness in excess of $250.0 million and limits its ability to consummate certain extraordinary business transactions such as mergers and create liens on its properties.

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

     The Company has $500.0 million of senior, unsecured debt securities due 2014 which reflects the Company's purchase of $100.0 million during the quarter. The debt bears interest at a rate of 6.5% and is paid semi-annually. In addition, the Company also has a $35.0 million convertible note with the Pension Benefit Guaranty Corporation (PBGC) that bears interest at 6.0% and requires semi-annual interest payments. The PBGC note is convertible, at the PBGC's option, into 35,597.45 shares of Mittal Steel common stock for each $1.0 million in principal and interest outstanding at any time.

(6)  INCOME TAXES

     Based on our third quarter pretax income and forecasted pretax income for the year 2005, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year and the benefit of net operating loss (NOL) carryforwards available. The net effect of these items results in an estimated effective income tax rate for 2005 of 38.5%. In the second quarter, a one-time benefit of $19.5 million was recognized to reflect the phase out of the Ohio Income Franchise Tax.

     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is "more likely than not" (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available "positive and negative evidence." The realization of the deferred tax asset is ultimately dependent upon the Company's generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. The valuation allowance at the end of the third quarter is $24.0 million.

(7)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income (in millions):

            QUARTERLY                                                                            YEAR - TO - DATE
---------------------------------                                               -------------------------------------------------
   SUCCESSOR        PREDECESSOR                                                    SUCCESSOR       PREDECESSOR      PREDECESSOR
    COMPANY           COMPANY                                                       COMPANY          COMPANY          COMPANY

                                                                                  PERIOD FROM      PERIOD FROM
 THREE MONTHS       THREE MONTHS                                                APRIL 16, 2005   JANUARY 1, 2005     NINE MONTHS
    ENDED              ENDED                                                       THROUGH           THROUGH            ENDED
SEPT. 30, 2005     SEPT. 30, 2004                                               SEPT. 30, 2005    APRIL 15, 2005   SEPT. 30, 2004
--------------     --------------                                               --------------   ---------------   --------------
                                     Other comprehensive income:
                                     Derivative financial instruments:
$         15.9     $          7.4      Change in value during the period....    $          6.1   $           8.2   $          0.7
            --                5.1      Recognized in net income.............                --               1.6              3.7
          (6.2)                --      Income taxes *.......................              (2.3)               --               --
--------------     --------------                                               --------------   ---------------   --------------
           9.7               12.5    Total other comprehensive income.......               3.8               9.8              4.4
          63.7              256.4    Net income ............................             180.6             162.9            421.4
--------------     --------------                                               --------------   ---------------   --------------
$         73.4     $        268.9    Total comprehensive income ............    $        184.4   $         172.7   $        425.8
==============     ==============                                               ==============   ===============   ==============

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     * Prior to April 16, 2005, a valuation allowance was recorded on certain temporary differences, resulting in no provision for income taxes on these items. As a result of the Merger, all predecessor valuation allowances related to other comprehensive income were eliminated through purchase accounting adjustments.

(8)  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit retiree medical and death benefit plans covering United Steelworkers (USW) employees who are eligible to retire under the current labor agreements. We do not intend to provide similar retiree medical benefits for employees who retire after the current labor agreements expire. The Company is not required to pre-fund any benefits and expects any benefits to be paid in 2005 to be minimal.

     The Company owns a 62.3% interest in Hibbing Taconite Company (Hibbing). The amounts included for employees at Hibbing reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the
     Act). Hibbing applied the retroactive transition method under FASB Staff Position No. 106-2 during 2004. The effect was not material to the Company. The amounts for other employees do not reflect the effects of the Act. We have not yet determined if the plan meets the actuarial equivalent requirement of the Act or if we will modify the plan but expect to complete our determination during the fourth quarter of 2005. However, because the plan requires that the plan beneficiaries pay premiums beginning in 2011 to cover any cost per capita increases after 2008, the Act is not likely to have any significant effect on our accumulated postretirement benefit obligation nor our future net periodic benefit costs. In 2005, the Company expects to contribute $1.4 million to the plan based on forecasted benefit payments.

     The obligations for pension and other postretirement benefit plans are discounted at 5.5%. The following table presents the components of net periodic pension and other post employment benefits costs (in millions):

            QUARTERLY                                                                            YEAR - TO - DATE
---------------------------------                                               -------------------------------------------------
   SUCCESSOR        PREDECESSOR                                                    SUCCESSOR       PREDECESSOR      PREDECESSOR
    COMPANY           COMPANY                                                       COMPANY          COMPANY          COMPANY

                                                                                  PERIOD FROM      PERIOD FROM
 THREE MONTHS       THREE MONTHS                                                APRIL 16, 2005   JANUARY 1, 2005     NINE MONTHS
    ENDED              ENDED                                                       THROUGH           THROUGH            ENDED
SEPT. 30, 2005     SEPT. 30, 2004                                               SEPT. 30, 2005    APRIL 15, 2005   SEPT. 30, 2004
--------------     --------------                                               --------------   ---------------   --------------
                                     NET PERIODIC PENSION:
$          0.7                0.4    Service cost...........................    $          1.3   $           0.7   $          1.7
           1.4                1.7    Interest cost..........................               0.6               0.6              4.0
          (1.4)              (1.4)   Expected return on plan assets.........              (2.6)             (1.6)            (3.9)
                                     Amortizations:
            --                 --    Unrecognized prior service costs.......                                 0.1               --
--------------     --------------                                               --------------   ---------------   --------------
$          0.7        $       0.7    Total cost.............................    $          1.3   $           0.8   $          1.8
==============     ==============                                               ==============   ===============   ==============

                                     OTHER POSTEMPLOYMENT BENEFIT:
$          1.1        $       1.0    Service cost...........................    $           .9   $           2.1   $          2.9
           2.2                2.2    Interest cost..........................               0.1               1.5              6.3
          (0.5)              (0.4)   Expected return on plan assets.........              (0.8)             (0.5)            (0.9)
                                     Amortizations:
            --                3.4    Unrecognized prior service.............                --               3.6             10.7
            --                 --    Net actuarial losses...................                --               0.9               --
--------------     --------------                                               --------------   ---------------   --------------
$          2.8        $       6.2    Total cost.............................    $          5.2   $           7.6   $         19.0
==============     ==============                                               ==============   ===============   ==============

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

     The following table presents the changes in the amounts recorded for environmental liabilities discounted at appropriate interest rates subsequent to the Merger on April 15, 2005 and 8% prior to the Merger (in millions):

                                                                              SUCCESSOR             PREDECESSOR COMPANY
                                                                               COMPANY

                                                                            PERIOD FROM        PERIOD FROM
                                                                           APRIL 16, 2005    JANUARY 1, 2005     NINE MONTHS
                                                                              THROUGH           THROUGH             ENDED
                                                                           SEPT. 30, 2005    APRIL 15, 2005     SEPT. 30, 2004
                                                                           --------------    ---------------    --------------
     Balance - beginning of period.....................................    $           --    $         205.3    $        208.4
       Liabilities recognized at acquisition *.........................             232.7                0.8              11.9
       Accretion and changes in estimates and timing of spending.......               5.8                2.2              10.6
       Liabilities related to properties sold..........................                --               (0.2)            (12.6)
       Spending for remediation........................................              (8.7)              (5.4)             (9.9)
                                                                           --------------    ---------------    --------------
          Total **.....................................................             229.8              202.7             208.4
     Amount included in other current liabilities - end of period......             (44.2)             (40.4)            (33.7)
                                                                           --------------    ---------------    --------------
     Long term balance - end of period.................................    $        185.6    $         162.3    $        174.7
                                                                           ==============    ===============    ==============

     * Successor Company reflects increase in environmental liability as of the date of the Merger due to change in discount rate based on market interest rates at the date of acquisition. Predecessor Company includes a $6.9 million reduction in the first quarter of 2004 to amounts previously recorded in the Bethlehem acquisition as a result of additional information and analysis obtained during the period.

     **The aggregate undiscounted amount of the environmental liabilities is $363.1 million at September 30, 2005.

(10) RELATED PARTY TRANSACTIONS

     Mittal Steel charged the Company $7.5 million for the quarter ended September 30, 2005 and $7.5 million for the period April 16 through June 30, 2005 for management, financial and legal services. The Company purchased $66.2 million and $43.7 million of inventory from subsidiaries of Mittal Steel for the quarter ended September 30, 2005 and for the period April 16 through June 30, 2005, respectively. The Company sold $17.2 million and $26.8 million of inventory to subsidiaries of Mittal Steel for the quarter ended September 30, 2005 and for the period April 16 through June 30, 2005, respectively.

     See Note (5) Debt for a description of the Company's borrowings with related parties.

                            MITTAL STEEL USA ISG INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     On July 20, 2005, Ispat Inland Inc. (Inland) signed a Subordinated Note promising to pay the Company the aggregate unpaid principal amount of loans made from time to time. The Subordinated Note provides that Inland promises to pay to the Company the principal amount together with interest accruing at a rate equal to 120% of the Applicable Federal Rate in effect on the date of such loan compounded annually. The principal amount under the Subordinated Note, together with all accrued interest, is due and payable on July 20, 2010, but may be prepaid, in part or in full, at any time prior to the Maturity Date at the option of Inland. There was $179.0 million outstanding under the Subordinated Note agreement and interest receivable of $1.3 million as of September 30, 2005.

     On September 27, 2005 the Company entered into a note receivable with Mittal Steel Holdings N.V. for $70.0 million. The note is due September 26, 2010 with an interest rate of 4.1084%. The accrued interest receivable was $0.1 million as of September 30, 2005.

     The Company's net payable to related companies of $84.6 million at September 30, 2005 consists of accrued interest on debt, inter company purchases, management fees and other related party expenses.

(11) SUBSEQUENT EVENTS

     On October 3, 2005, Mittal Steel Holdings N.V. repaid $28.0 million on the inter company note receivable. On November 3, 2005, Mittal Steel Holdings N.V. borrowed $50.0 million under the note receivable agreement.

     On October 3 and October 5, 2005, Inland borrowed $6.0 million and $20.0 million from the Company under the subordinated note agreement between the two related companies.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The Company and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission (SEC), reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "intends," "may," or similar terms. These statements speak only as of the date of such statements and the Company will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

    o trends affecting the Company's financial condition, results of operations or future prospects;

    o   business and growth strategies;

    o   operating culture and philosophy; and

    o   financing plans and forecasts.

    Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company's actual results and performance include, without limitation:

    o negative overall economic conditions or conditions in the markets served;

    o   competition within the steel industry;

    o legislation or regulatory changes including changes in U.S. or foreign trade policy affecting steel imports or exports;

    o   changes in foreign currencies affecting the strength of the U.S. dollar;

    o   actions by domestic and foreign competitors;

    o   the inability to achieve our anticipated growth objectives;

    o changes in availability or cost of raw materials, energy or other supplies;

    o labor issues affecting the Company's workforce or the steel industry generally; and

    o the extent to which the management of Mittal Steel and the Company is successful integrating and managing the operations of the Company with the rest of Mittal Steel.

MITTAL STEEL PURCHASE OF ISG

    In October 2004, Mittal Steel Company N.V., Park Acquisition Corporation
(Park), a wholly owned subsidiary of Mittal Steel, and International Steel Group
(ISG) entered into a merger agreement pursuant to which ISG (Predecessor Company) would merge (the Merger) with Park and become a wholly owned subsidiary of Mittal Steel. The Merger was approved by the shareholders of ISG and Mittal Steel on April 12, 2005 and was completed on April 15, 2005. ISG was renamed Mittal Steel USA ISG Inc. (Successor Company or the Company) on April 15, 2005. In connection with the Merger, ISG's former stockholders received $2,100.8 million in cash of which $2,071.7 million was paid by the Company and $29.1 million by Mittal Steel. In addition, 60,891,883 Mittal Steel Class A common shares were issued. Pursuant to the Merger, the Predecessor Company no longer has a class of equity securities registered under the Securities Exchange Act of 1934 (Exchange Act).

    The capital structure and accounting basis of the assets and liabilities of the Company as of April 16, 2005 and thereafter differ from those of the Predecessor Company in prior periods as a result of the Merger. Financial data of the Predecessor Company for periods prior to April 16, 2005 are presented on a historical cost basis. Financial data of the Company as of April 16, 2005 and thereafter reflect the Merger under the purchase method of accounting, under which the purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values with information currently available. Appraisals of long-lived assets and identifiable intangible assets are currently underway. The amounts are subject to adjustment based on the completion of the valuations and appraisals. We are also evaluating information relating to certain liabilities. Accordingly, the preliminary purchase price allocation is subject to revision.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

    To facilitate the discussion below of the three and nine month periods ended September 30, 2005 against the results of operations for the same time periods in 2004, the historical operations of the Successor Company and the Predecessor Company have been combined.

                                                          THREE MONTHS      THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                              ENDED             ENDED             ENDED              ENDED
    ($ in millions)                                      SEPT. 30, 2005    SEPT. 30, 2004    SEPT. 30, 2005     SEPT. 30, 2004
    --------------------------------------------------   ---------------   ---------------   ---------------    ---------------
    Net sales ........................................   $       2,104.6   $       2,608.3   $       7,171.2    $       6,462.4
    Costs and expenses:
      Cost of sales ..................................           1,862.2           2,166.5           6,179.2            5,634.0
      Marketing, administrative, and other expenses ..              58.1              64.4             270.1              173.7
      Depreciation and amortization ..................              51.7              37.0             135.1               98.3
                                                         ---------------   ---------------   ---------------    ---------------
    Total costs and expenses .........................           1,972.0           2,267.9           6,584.4            5,906.0
    Income from operations ...........................             132.6             340.4             586.8              556.4

    Loss(gain) on sale of assets .....................                --                --              (9.3)                --
    Interest and other financing expense, net ........              26.4              13.2              62.9               48.1
                                                         ---------------   ---------------   ---------------    ---------------
    Income before income taxes .......................             106.2             327.2             533.2              508.3
    Provision for income taxes .......................              42.5              70.8             189.7               86.9
                                                         ---------------   ---------------   ---------------    ---------------
    Net income .......................................   $          63.7   $         256.4   $         343.5   $         421.4
                                                         ===============   ===============   ===============    ===============

    The table below shows shipments by product and certain other data for the periods shown.

                                                                   Third Quarter                     First Nine Months
                                                         ---------------------------------   ---------------------------------
                                                              2005              2004              2005              2004
                                                         ---------------   ---------------   ---------------   ---------------
              Hot Rolled .............................                36%               42%               38%               42%
              Cold Rolled ............................                15                18                16                19
              Coated .................................                24                21                22                21
              Plate ..................................                12                 9                11                10
              Tin Plate ..............................                 7                 6                 7                 5
              Rail and Other .........................                 6                 4                 6                 3

              Net sales (dollars in millions) ........   $       2,104.6   $       2,608.3   $       7,171.2   $       6,462.4
              Average net sales per ton shipped ......   $           639   $           646   $           671   $           552
              Shipments (tons in thousands) ..........             3,294             4,039            10,694            11,715
              Raw steel production (tons in thousands)             3,542             4,718            11,532            13,099

    For the third quarter 2005, we reported net income of $63.7 million on net sales of $2,104.6 million and shipments of 3,294,000 net tons, compared to net income of $256.4 million for the Predecessor Company on net sales of $2,608.3 million and shipments of 4,039,000 net tons in the third quarter 2004. Shipments were lower due to weaker market demand precipitated by high customer inventory levels. Our average net sales per ton shipped was $639 compared to $646 for the comparable period in 2004. Realized prices were lower as a result of market conditions, but this was largely offset by an improvement in mix. Prices had peaked during the third quarter 2004 and have trended downward ever since. In response to market conditions, we have cut production and have focused on higher margin business by shipping a higher percent of coated and plate products and reducing lower margin hot and cold rolled products.

    For the nine months ended September 30, 2005, which includes the Predecessor Company, we reported net income of $343.5 million on net sales of $7,171.2 million and shipments of 10,694,000 net tons, compared to net income of $421.4 million on net sales of $6,462.4 million and shipments of 11,715,000 net tons for the same period in 2004. Our average net sales per ton shipped was $671 compared to $552 for the comparable period in 2004. The increase in realized prices was due to higher contract and spot prices as well as an improvement in mix due to an increase in higher margin coated, tin and plate products and reducing lower margin hot and cold rolled products.

    Cost of sales for the third quarter 2005 were lower than the comparable 2004 period reflecting significantly lower operating levels, variable compensation costs including hourly profit sharing and required contributions to the United Steelworkers (USW) and Independent Steelworkers Union (ISU) voluntary employee beneficiary association (VEBA) welfare benefit trust and net accretion of purchased intangibles or contract amortization for contracts that were above or below market rates at the date of acquisition partially offset by higher energy costs(primarily natural gas). Costs were higher on a per ton basis due to lower operating rates, improved product mix and higher energy costs (primarily natural gas). Operating rates were reduced as part of Mittal Steel's plan to lower global steel production to help reduce excess inventory and restore equilibrium to supply and demand in the market place.

    Cost of sales for the nine months ended September 30, 2005 were higher than the comparable 2004 period reflecting significantly lower operating rates, improved product mix, higher energy costs (primarily natural gas) and variable compensation costs including profit sharing and required contributions to the USW and ISU VEBA welfare benefit trust partially offset by net accretion of purchased intangibles or contract amortization from contracts that were above or below market rates at the date of acquisition. Operating rates were reduced as part of Mittal Steel's plan to lower global steel production to help reduce excess inventory and restore equilibrium to supply and demand in the market place.

    Marketing, administrative and other costs in the third quarter 2005 are lower than the comparable 2004 period as higher professional fees as well as management fees from Mittal Steel were more than offset by lower variable compensation costs including salaried profit sharing and bonuses.

    Marketing, administrative and other costs for the nine months ended September 30, 2005 were higher than the comparable 2004 period due primarily to $64 million in Merger related costs including stock options, severance and bonuses to former officers of ISG as well as payments to investment bankers for transaction success fees. In addition, higher professional fees as well as management fees from Mittal Steel were partially offset by lower variable compensation costs including salaried profit sharing and bonuses.

    Depreciation expense increased due to the write up to fair value of assets under purchase accounting. Net financing expense for the third quarter 2005 and nine months ended September 30, 2005 increased because of higher average debt outstanding including the $1,700 million intercompany borrowings with Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal Steel. The intercompany borrowings were entered into as part of the financing arrangements previously announced by Mittal Steel to pay for the cash portion of the Merger consideration paid to former stockholders of the Company in conjunction with the recently completed Merger.

    Based on our third quarter pretax income and forecasted pretax income for the year 2005, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year and the benefit of net operating loss (NOL) carryforwards available. The net effect of these items results in an estimated effective income tax rate for 2005 of 38.5%. In the second quarter, a one-time benefit of $19.5 million was recognized to reflect the phase out of the Ohio Income Franchise Tax. The income tax rate for 2004 was significantly lower than the 2005 rate due to tax benefits that were recognized for certain temporary differences and from utilization of a NOL carry forward from 2003.

LIQUIDITY

    Prior to the Merger, we defined liquidity as our cash position and remaining availability under revolving credit facilities. At December 31, 2004, ISG had liquidity of $848.1 million consisting of cash of $606.7 million and $241.4 million of available borrowing capacity under their revolving credit facility. In conjunction with the completion of the Merger of the Company and Mittal Steel on April 15, 2005, this revolving credit facility was terminated. Cash at September 30, 2005 was $59.1 million. We expect to generate sufficient cash from operations to fund our operating needs over the next twelve months. We may, however, seek additional liquidity through borrowings from our parent or its affiliates or through other means.

    Cash decreased for the period April 16, 2005 through September 30, 2005 by $706.8 million. Cash provided by operating activities increased by $110.8 million due to changes in working capital partially offset by Merger related payments and amortization of purchased intangibles. Inventory declined as we reduced raw steel production in response to weaker demand. Receivables also declined due to lower shipments. Payments of $163.0 million were made to former ISG officers for stock options, severance and bonuses as well as $26.0 million to investment bankers for transaction success fees.

    Cash flows from financing activities increased by $1,338.2 million as the Company drew down on term loan facilities in the principal amounts of $1,700 million and a promissory note in the amount of $425.0 million. These inter company borrowings were entered into as part of the financing arrangements to pay for the cash portion of the Merger consideration paid to former stockholders of ISG. The Company repaid $371.7 million on the promissory note, transferred $249.0 million to related parties including Mittal Steel Holdings N.V. and Ispat Inland under note receivable agreements, and repurchased $100.0 million in outstanding senior unsecured debt securities during the period.

SUBSEQUENT EVENTS

On October 3, 2005, Mittal Steel Holdings N.V. repaid $28.0 million on the inter company note receivable. On November 3, 2005, Mittal Steel Holdings N.V. borrowed $50.0 million under the note receivable agreement.

On October 3 and October 5, 2005, Ispat Inland, Inc. borrowed $6.0 million and $20.0 million, respectively from the Company under a subordinated note agreement between the two related companies. The note is due on July 20, 2010 with interest at 120% of the applicable monthly federal rates as published by the Internal Revenue Service.

    ITEM 4. CONTROLS AND PROCEDURES

    In our Annual Report on Form 10-K for the year ended December 31, 2004, we had identified the following three material weaknesses in internal control over financial reporting.

o Deficiencies in policies and procedures relating to the inadequate review of information associated with the accumulation of various costs incurred for raw material, semi-finished and finished inventories, including the accounting for inter-company profit and inclusion of all appropriate costs in ending inventory balances. These deficiencies could result in material errors in the Company's accounting for inventories and cost of sales.

o Deficiencies in policies and procedures associated with a lack of access controls and security of certain computer systems, including electronic spreadsheets used in the compilation and presentation of the Company's financial information, which could result in material errors in a significant number of account balances and disclosures due to a lack of integrity of the data used in preparing the Company's consolidated financial statements.

o Deficiencies in policies and procedures associated with the Company's fraud risk prevention controls related to adequate segregation of duties in the recording of revenue and the related accounts receivable, including verification of customer invoice pricing and approval of credit memos, which could result in material errors in the Company's accounting for revenue transactions and related accounts receivable.

    As a result of the aforementioned material weaknesses, the Company concluded that the Company's system of internal control over financial reporting was not effective as of December 31, 2004.

    In response, the Company has put together a Sarbanes-Oxley project organization with a steering committee, sponsors, project-management team and an extended team of process owners and external consultants for testing. The roles and responsibilities have been clearly defined, challenges in terms of material weaknesses and deficiencies identified and updated with issues in rectifying the same defined. The significant locations have been scoped, key controls within significant processes identified and documentation updated with the project divided into different work streams for focus. On a parallel basis, work is planned to start on entity level controls including fraud related controls.

    One work stream addresses remediation of material weaknesses, while another does testing and documentation of controls. We will assess risk and remediation by the end of December 2005. Significant resources have been committed to the project. As of the date of this report, the progress of the project has been reviewed and is generally on track.

    Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of September 30, 2005 (Evaluation Date).

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

    Bethlehem Steel Corporation, the U.S. EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree with respect to the Company's Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. The Company has assumed Bethlehem's ongoing obligations under the consent decree. The consent decree requires the Company to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray's Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, pursuant to the order of the U.S. District Court for Maryland, the Company also must implement corrective measures at the Gray's Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $42 million.

    The Company is required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. The Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to the Company and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, the Company submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required the Company to propose a long-term financial assurance mechanism. PaDEP approved the Company's cost reduction plan. On May 9, 2004, the Company entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. The Company expects to fund the treatment trust over a period of up to ten years at a current target value of about $20 million. Until the improvements are made and the treatment trust is fully funded, the Company expects to spend about $1 to $2 million per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, the Company could be required to make up any deficiency in the treatment trust in the future.

    The Company owns a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. The Company estimates that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $20 million.

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

    At the Company's Burns Harbor, Indiana facility, an RFI was completed in accordance with a U.S. EPA approved work plan. Based on the results of the investigation, the Company does not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that the Company will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the Burns Harbor site. While an alternative means of handling this material continues to be evaluated, it is probable that the Company will incur future costs to manage this material. The Company also has a continuing obligation pursuant to a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $23 million.

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

Clean Air Act

    The Company's facilities are subject to a variety of permitting requirements under the Clean Air Act that restricts the type and amount of air pollutants that may be emitted from regulated emission sources. On February 28, 2003, the U.S. EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT), standards. Many of the Company's facilities are subject to the new MACT standards, and compliance with such standards will be required starting May 20, 2006. The Company anticipates installing controls at facilities to comply with the new MACT standards with capital expenditures of about $135 million through 2006.

    Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter, may have significant impacts on the Company in the future, although whether and how it will be affected will not be determined for years. The Company also may be affected if the U.S. federal government or the states in which it operates begin to regulate emissions of mercury or greenhouse gases such as carbon dioxide. However, because the Company cannot predict what requirements will be imposed on it or the timing of such requirements, it is unable to evaluate the ultimate future cost of compliance with respect to these potential developments.

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

    The Company's Weirton facility will be subject to stipulated penalties for national pollution discharge elimination system permit excursions under a 1996 Multimedia Consent Decree. At September 30, 2005, the Company has accrued $394,000 for probable penalties related to such excursions in 2004 since the facility was acquired. However it is possible that additional penalties may be sought but such penalties are not expected to be material.

Other

    The Company anticipates spending approximately $48 million over the next 40 years, including $11 million during the next twelve months, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

    There are a number of other facilities and properties, which the Company owns across the United States, which may present incidental environmental liabilities. The majority of these sites were former pipe coating operations which may have impacted soils or groundwater. The estimated cost of future investigations and probable remediation at these sites is estimated to be about $10 million.

    In addition to the above matters, the Company receives notices of violation relating to environmental matters from time to time in the ordinary course of business. The Company does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items and none of these involve potential individual monetary sanctions in excess of $100,000.

ITEM 5. OTHER INFORMATION

Subordinated Note Receivable

On July 20, 2005, Ispat Inland Inc. (Borrower) signed a Subordinated Note promising to pay the Company (Lender) the aggregate unpaid principle amount of all loans made from time to time by Lender to Borrower, as reflected in the records of the Lender.

The Subordinated Note provides that Ispat Inland Inc. promises to pay the Company the principal amount together with interest accruing at a rate equal to 120% of the Applicable Federal Rate in effect on the date of such loan compounded annually. The principal amount under the Subordinated Note, together with all accrued interest, is due and payable on July 20, 2010, but may be prepaid, in part or in full (together with any accrued interest), at any time prior to the maturity date at the option of Ispat Inland, Inc.

This Subordinated Note is subject to the terms and conditions of (i) a Subordination Agreement dated as of April 30, 2003, as amended, among Borrower, Ispat International Group Finance Limited Liability Company (IIGF), Mittal Steel Company N.V.(formerly, Ispat International N.V.) (IINV), Lender, and General Electric Capital Corporation, as Agent, and (ii) a Subordination Agreement dated as of March 25, 2004, as amended, among Borrower, IIGF, IINV, Lender and LaSalle Bank National Association, as Trustee.

On July 29, 2005, Ispat Inland Inc. borrowed $150.0 million under the Subordinated Note Agreement. This should have been filed under Item 1.01 of 8-K and is incorporated herein.

ITEM 6.  EXHIBITS

Exhibit
Number      Description of Document
--------    --------------------------------------------------------------------
  10.1      Subordinated note receivable with Ispat Inland Inc

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

                                                    MITTAL STEEL USA ISG INC.

Date: November 9, 2005                              /s/ Vaidya Sethuraman
                                                    --------------------------
                                                    By:  Vaidya Sethuraman
                                                    Vice President Finance and
                                                    Chief Accounting Officer
                                                    Mittal Steel USA ISG Inc.