Form 10-K
period 2005-12-31
Mittal Steel USA Inc.
filed 2006-03-20
CIK 1231868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-31926
Mittal Steel USA Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0871875
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1 South Dearborn, Chicago, Illinois	60603
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 899-3400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as set forth in that instruction.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑  No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes ☐  No ☑
     As of March 20, 2006, the Registrant had 120.81658 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands (Mittal).

PART I
ITEM 1. BUSINESS.
Our Company
Mittal Steel USA Inc. (MSUSA or the Company) is North America’s largest steelmaker and serves a broad U.S. manufacturing base. MSUSA is a wholly owned subsidiary of Mittal Steel Company N.V. (Mittal), the world’s largest and most global steel company. On April 15, 2005, Mittal acquired International Steel Group Inc. (ISG) and was renamed Mittal Steel USA ISG Inc. Effective December 31, 2005, Mittal Steel USA ISG Inc. merged with another subsidiary of Mittal, Ispat Inland Inc. (Inland). Mittal Steel USA ISG Inc. was the surviving subsidiary and was renamed Mittal Steel USA Inc. Both companies were indirect wholly owned subsidiaries of Mittal. We have operations in 12 states of the United States with an annual raw steel production capability of about 31 million net tons. We operate in one segment of business, carbon steel, and substantially all of our operations are in the United States.
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
Products
MSUSA’s principal products include a broad range of hot-rolled, cold-rolled and coated sheets, tin mill products, carbon and alloy plates, wire rod, rail products, bars and semi-finished shapes to serve the automotive, construction, pipe and tube, appliance, container and machinery markets. All of these products are available in standard carbon grades as well as high strength, low alloy grades for more demanding applications. The following chart sets forth MSUSA’s respective product mixes based on shipments (tons) as well as on a pro forma basis as if the ISG acquisition had been consummated on January 1, 2003.

	Actual			Proforma
	2005	2004	2003	2005	2004	2003
Hot Rolled	37%	15%	16%	34%	35%	36%
Cold Rolled	15%	59%	60%	27%	29%	32%
Coated	23%	14%	14%	19%	19%	18%
Plate	11%	—	—	8%	7%	6%
Tin Plate	7%	—	—	5%	4%	2%
Rail, Bars and Other	7%	12%	10%	7%	6%	6%

	100%	100%	100%	100%	100%	100%

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
Bars. Bars are long steel products that are rolled from billets. Merchant bars include rounds, flats, angles, squares, and channels that are used by fabricators to manufacture a wide variety of products such as furniture, stair railings, and farm equipment.
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
Customers
MSUSA sells its products to a highly diversified customer base representing all major steel-consuming markets as well as to third-party processors and service centers. Its customers are primarily in the Midwest and along the eastern seaboard of the United States. No single customer represented more than 10% of our total consolidated revenues in 2005 and 2004. During 2003, sales to Ryerson Tull represented 10% of consolidated revenues.
Direct Sales to End-Users. MSUSA sells directly to end-users representing a wide range of consuming markets, including automotive, construction, appliance, transportation, container, machinery and equipment. Its sales, technical and engineering staff are organized with both a specific product (plate, flat rolled, tinplate and rail products) and geographic market focus.
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
Contract and Spot Sales. Less than half of our 2005 sales were sold on the spot market with price terms of three months or less with the majority of sales through longer term customer contracts.
International Sales. Historically, the opportunities for sales outside the United States of steel products have been intermittent and highly competitive. Our export sales (primarily in North America) were $528 million in 2005, $98 million in 2004 and $110 million in 2003.
Sales, Customer Service and Product Development
To properly service our customers, MSUSA has a knowledgeable and dedicated sales force responsible for soliciting and servicing steel consumers. The sales organization is focused and organized by steel consuming market segments and is directed from a centralized commercial leadership group which provides clarity and uniformity to the market. In addition, we have a Customer Service Organization at each of our producing locations that work closely with our scheduling, operations, quality, and logistics organizations to provide information and service related to order fulfillment.
Technical resources exist within each division sales group, supported by plant technical personnel to help customers specify the proper material for each end-use. MSUSA has a research and product development facility at the Indiana Harbor East facility. Total costs for the years 2005, 2004 and 2003 were $20 million, $12 million and $11 million.
Competition
Competition within the steel industry, both in the United States and globally, is intense and expected to remain so. Our primary U.S. competitors are United States Steel Corporation, Nucor Corporation, AK Steel Holding Corporation, and IPSCO Inc. The steel market in the United States is also served by a number of non-U.S. sources and U.S. supply is subject to changes in worldwide demand and currency fluctuations, among other factors.
Numerous companies in the steel industry declared bankruptcy in the past ten years. They have either ceased production or more often continued to operate after being acquired or reorganized. In addition, many non-U.S. steel producers are owned and subsidized by their governments and their decisions with respect to production and sales may be influenced by political and economic policy considerations rather than by prevailing market conditions. The steel industry is highly cyclical in nature and subject to significant fluctuations in demand as a result of macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry is also generally characterized by overcapacity, which can result in downward pressure on steel prices and gross margins.
MSUSA competes with other flat-rolled steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum, ceramics, carbon fiber, concrete, glass, plastic and wood that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some cost advantages as a result of their different production processes.
The competition in the discreet plate business, both carbon and alloy, is somewhat fragmented with MSUSA having the largest capability and the widest product range domestically.
Price, quality, delivery and service are the primary competitive factors in all markets that MSUSA serves and vary in relative importance according to the product category and specific customer.
Raw Materials
Our business depends on continued access to reliable supplies of various raw materials, principally, iron ore, coal, coke, scrap, energy and industrial gases. MSUSA believes there will be adequate sources of its principal raw materials to meet its near term needs, although probably at higher prices than in the past.

Iron Ore
For an integrated steelmaker, iron ore is an essential element in the production of steel. In 2005, MSUSA consumed approximately 20.4 million net tons of iron ore pellets and 5.7 million net tons of iron ore fines. In 2006, MSUSA expects to consume about 23.5 million net tons of pellets and about 8.2 million net tons of iron ore fines and other iron bearing materials. Substantially all of our 2006 ore requirements are under contract or supplied by entities in which MSUSA maintains an ownership interest.
During 2004, MSUSA signed a five-year agreement to purchase 1.7 million net tons of iron ore pellets annually, plus or minus 10% at our option, for its Sparrows Point plant. This agreement will renew on an annual basis after 2008, unless either party gives one year’s notice. Price is to be determined annually based on that year’s “European” market price. In 2003, MSUSA accepted assignment of a previous contract with a Brazilian iron ore supplier for 1.7 millions tons of fine sinter ore running through 2009. Price is determined annually based on the European settlement price.
Cleveland-Cliffs Inc. (Cleveland-Cliffs) has a contract to supply all MSUSA requirements for iron ore pellets through 2016 for its Cleveland and Indiana Harbor West facilities. This agreement will renew on an annual basis after 2016, unless either party gives at least two years’ advance notice of termination. The agreement specifies product quality requirements and provides MSUSA with the right to negotiate price adjustments or to refuse to accept shipments of products in some circumstances. The prices MSUSA pays for iron ore pellets under the agreement are subject to annual adjustments for changes in certain price indices and selling prices for certain steel products. With ISG’s acquisition of Weirton, MSUSA assumed Weirton’s agreement with Cleveland-Cliffs and agreed to certain amendments as part of the assignment. Cleveland-Cliffs supplied a portion of Weirton’s pellet requirements in 2004 and 2005 and, for the period 2006 to 2018, the contract provides that Cleveland-Cliffs will supply a tonnage amount equal to Weirton’s total annual iron ore pellet tonnage requirements, with a minimum annual purchase obligation of 2.0 million tons per year, required for consumption in Weirton’s iron and steel making facilities in any year. The other terms of the agreement are similar to MSUSA’s other iron ore pellet contract with Cleveland-Cliffs but only require a one year advance notice of termination. United States Steel Corporation also supplied a portion of the requirements for iron ore pellets at the Weirton facility in 2004 and 2005. In 2002, Inland entered into an agreement with Cleveland-Cliffs to purchase from subsidiaries of Cleveland-Cliffs all of its pellet requirements beyond those produced by the Minorca Mine for twelve years. The price of the pellets is fixed for the first two years and then, adjusted over the term of the agreement based on various market index factors.
Late in 2005, MSUSA announced the indefinite idling of the blast furnaces at the Weirton facility and also entered into discussions with Cleveland-Cliffs about the Weirton situation and significant volume and pricing issues under all of MSUSA’s contracts with Cleveland-Cliffs. MSUSA cannot determine at this time whether these discussions will result in a negotiated resolution of the issues.
Our share of estimated recoverable reserves in the Hibbing Taconite (for additional information, see “ITEM 2, PROPERTIES — Principal Operating Facilities — Joint Ventures” in this Annual Report) iron ore mine joint venture at December 31, 2005 is 113 million net tons of iron ore pellets. This mine and its processing facilities supply substantially all of Burns Harbor’s current annual iron ore pellet requirements and are operated by Cleveland-Cliffs, which also owns 23% of the joint venture.
The reserves at the Minorca Mine are held under leases expiring, or expected at current production rates to expire, between 2012 and 2040. The MSUSA share of the production capacity of its interests in such iron ore properties, in combination with supply commitments undertaken by subsidiaries of Cleveland-Cliffs are sufficient to provide Indiana Harbor East’s present and anticipated iron ore pellet requirements. Cleveland-Cliffs as managing partner of the Empire Mine has indicated that the reserves of the Empire Mine have been drastically reduced over the past several years and closure of that mine is a possibility. Closure of the Empire Mine has the potential to create supply problems for Indiana Harbor East and have the potential to increase cost or decrease production at this facility.
MSUSA has contracts with three international iron ore producers to supply approximately three quarters of its iron ore fines and lump ore requirements at prices determined annually based on the “European” market settlement prices. Since 2003, there has been a large increase in the price of iron ore traded internationally and this has had a corresponding effect on the prices paid under these contracts. The balance is purchased in the open market.
Coal and Coke
Coke, a refined carbon product produced by baking coal to drive off volatile matter, is the principal fuel used to produce hot metal in our blast furnaces. There has been a significant increase in global coke demand in recent years driven by higher blast furnace production. From 1999 to 2005, global blast furnace iron production increased by about 230 million net tons with almost all of this growth occurring in China. Worldwide coke capacity increase appears to be approximately aligned with blast furnace capacity increase. However, U.S. coke capacity has declined during this same period by about 5.5 million net tons, principally due to the increased cost of complying with environmental regulations and failure to replace aging facilities. U.S. coke demand has also declined due to the reduction in blast furnace ironmaking and the development of pulverized coal injection to replace coke usage. Both the U.S. as a whole and MSUSA are required to import coke during times of normal business activity.
In 2005, MSUSA consumed about 6.5 million dry net tons of coke and expects to consume about 8.1 million dry net tons of coke in 2006. Our coke batteries in Warren, Ohio and Burns Harbor, Indiana are expected to supply approximately 2.3 million net tons in 2006. MSUSA has multiple long-term contracts with various coke suppliers as legacies of previous entities totaling 3.8 million tons in 2006. These include 1.2 million tons from a 1997 to 2013 contract for an on-site coke plant at Indiana Harbor East, 1.0 million tons from a 2003 to 2015 contract, .7 million tons from a 2003 to 2020 contract, .5 million tons from a 2003 to 2020 contract for coke from a 2005 start up coke plant and .4 million tons on a 2003 to 2006 contract. These contracts, except for the last, are essentially tolling arrangements with the coke price varying with the coal blend cost. MSUSA has an ongoing relationship with the coke plant of Mittal Steel — Poland and expects to buy approximately 1.0 million net tons from that source. The balance of requirements will be obtained from international sources at market prices.
There was a supply squeeze in the 2003 to 2004 time frame which caused unprecedented high prices in the international coke trade. International prices declined dramatically in 2005 and have returned to historical normal ranges. However, higher domestic metallurgical coal costs have partially offset lower international coke prices. As an importer of significant quantities of coke, MSUSA may be unable to obtain an adequate supply of coke in the future. MSUSA may have to use more costly alternative sources of energy or reduce production, both of which would have a negative impact on our earnings and cash flow from operations. This risk is partially mitigated by MSUSA’s relationship to Mittal, which is globally self-sufficient in coke.
MSUSA used about 4.8 million net tons of coal in 2005 and expects to consume about 5.4 million net tons of coal in 2006. MSUSA has contracts for substantially all of its 2006 coal requirements for its coke oven batteries and coal injection systems. MSUSA does, however, periodically buy small amounts of coal in the spot market for specific needs.
Scrap
Historically, MSUSA uses hot metal for approximately 75% of its basic oxygen furnace charge and scrap for approximately 25%. These percentages can change plus or minus 5 percentage points depending on the relative costs, availability and other factors. Approximately half of such scrap used by MSUSA is generated at its own facilities. Our electric arc furnaces use scrap for 100% of their production, of which only a small portion is internally generated. MSUSA consumed 3.9 million net tons of purchased scrap during 2005. MSUSA expects to consume 5.1 million net tons of purchased scrap in 2006. There are no long-term scrap contracts available as all purchases are in a short-term open market. Electric arc furnaces use approximately five times more scrap per ton of liquid steel and, therefore, higher scrap cost is a competitive disadvantage for electric arc furnace steelmakers. MSUSA expects scrap to continue to be in sufficient supply in 2006 to satisfy its needs.
Energy and Industrial Gases
Our steel operations consume large amounts of electricity, natural gas, oxygen and other industrial gases. MSUSA purchases its electrical power requirements from various suppliers. In addition, MSUSA operates cogeneration facilities on certain of its sites that utilize waste gases from the blast furnaces to supplement its electrical power requirements and control its energy costs. MSUSA purchases natural gas under short-term supply contracts with a common group of suppliers. MSUSA uses financial instruments to hedge such purchases when appropriate. Various service providers provide transportation of the natural gas to our facilities. MSUSA also has several long-term contracts to supply its oxygen, hydrogen, argon and nitrogen gas requirements.
Employees
As of December 31, 2005, MSUSA and its subsidiaries employed approximately 20,500 employees of which approximately 17,200 were represented by unions, primarily the United Steelworkers and Independent Steelworkers Union. Approximately 15,200 of the represented employees have their terms and conditions of employment provided by a collective bargaining agreement between MSUSA and the United Steelworkers which expires on September 1, 2008. The agreement reduces the number of job classes and requires employees to perform a broader range of duties, with an opportunity for employees to earn increased compensation based on improvements in performance.

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
Globally, there have been a large number of trade remedy actions in many countries to address what has been fairly massive government subsidization of producers and swings in capacity utilization of various markets. Near the end of 2005, there were some 67 orders or suspension agreements in place in the United States on imported steel mill products from various foreign countries that compete with our domestically produced product, including those on cut-to-length plate (29 orders or suspension agreements), clad plate (1), hot-rolled steel (20), corrosion-resistant steel (8), tin mill products (1), and wire rod (8). Such orders and suspension agreements are subject to periodic reviews under U.S. law both as to the amount of dumping or subsidization that may be continuing (in the case of suspension agreements where the terms of the suspension agreements are being honored) and to whether such orders or suspension agreements will be continued or revoked.
Section 201 Tariffs
On March 20, 2002, in response to an investigation initiated by the office of the President of the United States under Section 201 of the Trade Act of 1974, the President of the United States imposed a remedy to address the serious injury to the domestic steel industry that was found. The remedy was an additional tariff on specific products up to 30% (as low as 9%) in the first year and subject to reductions each year. The remedy provided was potentially for three years and a day, subject to an interim review after 18 months as to continued need. On December 4, 2003 by Proclamation 7741, the President of the United States terminated the import relief provided under this law pursuant to Section 204(b) (1) (A) of the Trade Act of 1974 on the basis that “the effectiveness of the action taken under Section 203 has been impaired by changed economic circumstances” based upon a report from the U.S. International Trade Commission and the advice from the Secretary of Commerce and the Secretary of Labor. Thus, no relief under this law was provided to domestic producers during 2004 and 2005.
Environmental Matters
The Company’s operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment. The prior owners of the Company’s facilities expended in the past, and the Company expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, and the Clean Water Act. These environmental expenditures are not projected to have a material adverse effect on the Company’s consolidated financial position or on the Company’s competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.
RCRA, CERCLA and Other Remediation Matters
Under RCRA and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of the Company’s major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.

A RCRA Facility Investigation (RFI) is complete at our properties in Lackawanna, New York. We submitted the report to the U.S. Environmental Protection Agency (EPA), and the New York State Department of Environmental Conservation (NYDEC), for approval on December 17, 2004. NYDEC and the Company executed an order on consent to perform interim corrective measures at the former benzol storage tank area on November 26, 2004. The Company and NYDEC will discuss additional corrective measures following the agency’s review of the site RFI. We have estimated that the undiscounted future cost of performing anticipated remediation and post remediation activities will be about $66 million and will be completed over a period of 15 years or more. The estimate is based on the extent of soil and groundwater contamination identified by the RFI and likely remedial alternative; including excavation and consolidation of containments in an on-site landfill and continuation of a benzol groundwater pump and treat system.
Bethlehem, the EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree at our Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. We have assumed certain of Bethlehem’s ongoing obligations under the consent decree. The consent decree requires us to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray’s Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, under the order of the U.S. District Court for Maryland, we also must implement corrective measures at the Gray’s Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $42 million.
We are required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to the Company and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, we submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required us to propose a long-term financial assurance mechanism. PaDEP approved the Company’s cost reduction plan. On May 9, 2004, we entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. We expect to fund the treatment trust over a period of up to ten years at a current target value of about $20 million. Until the improvements are made and the treatment trust is fully funded, we expect to spend about $1 to $2 million per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, we could be required to make up any deficiency in the treatment trust in the future.
We own a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. We estimate that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $19 million.
Our facility at Indiana Harbor East, Indiana entered into a consent decree on June 10, 1993, in the U.S. District Court for the Northern District of Indiana that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the 1993 EPA Consent Decree) against, among others, Inland Steel Company (a predecessor company). The 1993 EPA Consent Decree assessed a $4 million cash fine, required environmentally beneficial projects costing $7 million and required $19 million plus interest to be spent in sediment remediation in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. We have paid the fine and substantially completed the environmentally beneficial projects. Expected future spending for the remaining environmental obligations under the 1993 EPA Consent Decree is about $23 million. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation at the Indiana Harbor East site (the Corrective Action) which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires EPA approval, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. We have been assessing the site since the

Consent Decree was entered. We estimate that the costs associated with future assessment, stabilization, remediation, and probable long term care at this facility can be estimated to be approximately $16 million.
In October 1996, the Company was identified as a potentially responsible party under CERCLA for natural resource damages resulting from alleged releases of hazardous substances into the Grand Calumet River and Indiana Harbor Canal System from the Indiana Harbor East facility and was notified of the Natural Resource Damage (NRD) trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A consent decree has been negotiated which the court issued as a final order in January 2005, and became effective April 1, 2005. The consent decree requires the Company to pay approximately $9 million in total. In the first year we paid about $2 million, and will pay approximately the same amount in each of the subsequent four years, plus interest. Additionally, we paid approximately $1 million in costs related to this matter. Under the terms of the consent decree, we have provided financial assurance to the NRD trustees of our ability to provide the restoration costs. Estimated future spending related to the outstanding liability associated with this NRD action is approximately $7 million.
Our facility at Indiana Harbor West, Indiana is subject to an EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. In addition, an area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The EPA and the Company are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor West will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $14 million.
At our Burns Harbor, Indiana facility, an RFI was completed in accordance with a EPA approved work plan. Based on the results of the investigation, we do not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that we will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the site. While an alternative means of handling this material continues to be evaluated, it is probable that we will incur future costs to manage this material. We also have a continuing obligation under a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $22 million.
Our Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any of the Cleveland facilities by either U.S. federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require installation of an engineered capping system for closure and post-closure care including groundwater monitoring in the future. The undiscounted cost of closure and post-closure care for this landfill is estimated to be approximately $12 million.
Our Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas and some remediation is underway. In addition, we are required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. We are in communication with the U.S. EPA and West Virginia Department of Environmental Protection regarding other potential RCRA concerns at the site. The undiscounted cost of investigative and closure activities at the site are estimated to be about $12 million.
At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, in lieu of a RCRA corrective action program, a remedial investigation is being performed under the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold during 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations on the acquired and certain associated properties and purchased an insurance policy sufficient to cover certain remediation risk. We are named as a beneficiary to the insurance policy. The undiscounted cost associated with anticipated environmental remediation actions on property we continue to own is estimated to be about $4 million.
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
The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. We are a potentially responsible party at several state and federal Superfund sites. Except as may be referenced elsewhere in this document, we believe our liability at these sites is either de minimis or substantially resolved. We could, however, incur additional costs or liabilities at these sites based on new information, if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. We could also be named a potentially responsible party at other sites if the Company’s hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site. ISG purchased substantially all of its assets through sales in bankruptcy proceedings. The U.S. Bankruptcy Courts having jurisdiction over each transaction explicitly specified that the sellers retained certain historic liabilities, including Superfund liabilities. Despite the foregoing, it is possible that future claims might be directed at us. We consider the risk of incurring liability as the result of such claims extremely remote.
In January 2005, we received a Third Party Complaint by Alcoa Incorporated alleging that the Company is liable as successor to the interests of Hillside Mining Co., a company that Inland acquired in 1943, operated until the late 1940s and then sold the assets of in the early 1950s. It is alleged that since Hillside was operating in the area at the same time as Alcoa, if Alcoa is found to be liable in the original suit that was filed against it by approximately 340 individuals who live in the Rosiclare area of southern Illinois, then we should also be found liable, and there should be an allocation to us of the amount that would be owed to the original Plaintiffs. Those original Plaintiffs are alleging that the mining and processing operations allowed the release of fluorspar, manganese, lead and other heavy metal contaminants, causing unspecified personal injury and property damage. The Illinois EPA also identified us as a potentially responsible party in connection with this matter and is currently requesting that the Company and other potentially responsible parties conduct Site Investigations of certain Areas of Concern. Until such time as this matter is further developed, management is not able to estimate reasonably possible losses, or a range of such losses, the amounts of which may be material in relation to the Company’s financial position, results of operations and cash flows. We intend to defend ourselves fully in these matters.
Clean Air Act
The Company’s facilities are subject to a variety of permitting requirements under the Clean Air Act that restricts the type and amount of air pollutants that may be emitted from regulated emission sources. In 2003, the EPA issued a final rule to reduce hazardous air pollutant (HAP) emissions from integrated iron and steel manufacturing facilities. The final rule will require affected facilities to meet standards reflecting the application of maximum achievable control technology (MACT) standards. Many of the Company’s facilities are subject to the new MACT standards, and compliance with such standards will be required starting May 20, 2006. The Company anticipates installing controls at facilities to comply with the new MACT standards with capital expenditures of about $145 million through 2007.
Other Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone, particulate matter, and mercury emissions may have significant impacts on the Company in the future, although whether and how it will be affected will not be determined for many years. The Company also may be affected if the U.S. federal government or the states in which it operates begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because the Company cannot predict what requirements will be imposed on it or the timing of such requirements, it is unable to evaluate the ultimate future cost of compliance with respect to these potential developments.
Clean Water Act
Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulatory sources into receiving bodies of waters, such as rivers, lakes and oceans. On

October 17, 2002, the EPA issued regulations that require existing wastewater dischargers to comply with new effluent limitations. Several of our facilities are subject to the new regulations, and compliance with such regulations will be required as new discharge permits are issued for continued operation.
Our Weirton facility is subject to stipulated penalties for National Pollution Discharge Elimination System (NPDES) permit excursions under a 1996 Multimedia Consent Decree. At December 31, 2005, the Company has accrued $394,000 for probable penalties related to such excursions incurred since the facility was acquired. However it is possible that additional penalties may be sought, but such penalties are not expected to be material.
The Indiana Department of Environmental Protection (IDEP) issued the Company’s Burns Harbor facility a Notice of Violation (NOV) on February 23, 2006 alleging NPDES permit excursions. We are evaluating the NOV and expect to communicate with IDEP to resolve this matter. It is possible that IDEP may seek penalties, however such penalties are not expected to be material.
Other
We anticipate spending approximately $110 million over the next 40 years, including $11 million during 2006, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.
There are a number of other facilities and properties that we own across the U.S., which may present incidental environmental liabilities. The estimated cost of future investigations and probable remediation at these sites is estimated to be about $9 million.
In addition to the above matters, the Company receives notices of violation relating to minor environmental matters from time to time in the ordinary course of business. The Company does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items and none of these involve potential individual monetary sanctions in excess of $100,000.
We spent approximately $120 million in 2005 for recurring costs to manage hazardous substances and pollution in ongoing operations. Spending for environmental compliance related capital expenditures to limit or monitor pollutants was $36 million in 2005. We expect to spend about $60 million in 2006 and an average of about $40 million per year for capital expenditures from 2007 through 2010 for environmental related matters.
Intellectual Property
MSUSA owns a number of U.S. and non-U.S. patents that relate to a wide variety of products and processes, has filed pending patent applications and is licensed under a number of patents. However, MSUSA believes no single patent or license or group of patents or licenses is of material importance to our overall business. MSUSA also owns registered trademarks for certain of its products and service marks for certain of its services, which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.
Available Information
MSUSA files annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). You may read and copy any of the documents we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. SEC filings are also available to the public from the SEC’s Internet website at www.sec.gov.
MSUSA also makes available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Internet address is www.mittalsteel.com The information contained in our website is not incorporated herein by reference thereto.
FORWARD-LOOKING STATEMENTS
MSUSA and its representatives may from time to time make forward-looking statements in reports filed with the SEC reports to stockholders, news releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may” or similar terms. These statements speak only as of the date of such statements and MSUSA will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:
•	trends affecting our financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy; and

•	financing plans and forecasts.
Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect our actual results and performance include, without limitation:
•	negative overall economic conditions or conditions in the markets served;

•	competition within the steel industry;

•	changes in U.S. or foreign trade policy affecting steel imports or exports;

•	changes in foreign currencies affecting the strength of the U.S. dollar;

•	actions by domestic and foreign competitors;

•	the inability to achieve our anticipated growth objectives;

•	changes in availability or cost of raw materials, energy or other supplies; and

•	labor issues affecting our workforce or the steel industry generally.
ITEM 1A. RISK FACTORS.
Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Factors that could affect our results or performance include the following:
MSUSA may not achieve the expected synergies from the combination of former Ispat Inland Inc. into the former International Steel Group Inc.
MSUSA was formed at the end of 2005 by merging, Ispat Inland Inc., into a company with limited operating history, Mittal Steel USA ISG Inc. (formerly International Steel Group, Inc.) Integrating the operations is a complex and ongoing process. Successful integration and the achievement of synergies requires, among other things, the satisfactory coordination of business development and procurement efforts, manufacturing improvements and employee retention, hiring and training policies, as well as the alignment of products, sales and marketing operations and information and software systems. The diversion of the attention of the combined company’s management to the integration effort and any difficulties encountered in combining operations could result in higher integration costs and lower savings than expected.
Under-funding of pension and other post-retirement benefit plans and the need to make substantial cash contributions to pension plans, which may increase in the future, may reduce the cash available for MSUSA’s business.
Our pension plans are currently under-funded. At December 31, 2005, the value of our pension plan assets was $2,160 million, while the projected benefit obligation was $2,955 million, resulting in a deficit of $795 million. We also have an under-funded postretirement benefit obligation of $951 million relating to life insurance and medical benefits as of December 31, 2005. See Note 10 to the MSUSA Consolidated Financial Statements. The funded status of MSUSA’s pension plan has been adversely affected in the last few years by a number of factors, including low interest rates, which have affected investment returns and discount rate assumptions, as well as the weak performance of the equity markets.
This has also had an impact on required future cash funding requirements. MSUSA is also required to make significant cash contributions pursuant to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA. Assuming modestly rising interest rates and reasonable market returns, the total of these contribution requirements could exceed $500 million over the next three years and could be significantly higher depending on future asset performance, the levels of interest rates used to determine ERISA minimum funding requirements, actuarial assumptions and experience, union negotiated changes and future government regulations. Total cash contributions made to MSUSA’s pension plan were $600 million from 1998 through December 31, 2005. The contribution required and made was $112 million and $175 million in 2004 and 2005, respectively.

MSUSA’s funding obligations depend upon future asset performance, the level of interest rates used to measure ERISA minimum funding levels, actuarial assumptions and experience, union negotiated changes and future government regulation. Due to the large number of variables that determine pension funding requirements, which are difficult to predict, as well as any legislative action, future cash funding requirements for MSUSA’s pension plans and other post-retirement benefit plans could be significantly higher than amounts currently estimated. These funding requirements could have a material adverse effect on MSUSA’s business, financial condition, results of operations or prospects.
MSUSA may encounter supply shortages and increases in the cost of raw materials, energy and transportation.
Steel production requires substantial amounts of raw materials and energy, including iron ore, scrap, electricity, natural gas, coal and coke. Any prolonged interruption in the supply of raw materials or energy, or substantial increases in their costs, could adversely affect the business, financial condition, results of operations or prospects of steel companies. The availability and prices of raw materials may be negatively affected by:
•	new laws or regulations;

•	suppliers’ allocations to other purchasers;

•	interruptions in production by suppliers;

•	accidents or other similar events at suppliers’ premises or along the supply chain;

•	changes in exchange rates;

•	consolidation in steel-related industries;

•	worldwide price fluctuations and other factors; and

•	availability and cost of transportation.
In addition, energy costs, including the cost of electricity and natural gas, make up a substantial portion of the cost of goods sold by steel companies. The price of energy has varied significantly in the past several years and may vary significantly in the future largely as a result of market conditions and other factors beyond the control of steel companies, including significant increases in oil prices. In addition, natural gas prices in North America reached as high as $15 per mmbtu in 2005 versus a high of $9 per mmbtu in 2004. Because the production of direct reduced iron and the re-heating of steel involve the use of significant amounts of natural gas, steel companies are sensitive to the price of natural gas. Further, global developments, particularly the dramatic increase in the demand for materials and inputs used in steel manufacturing from China, may cause severe shortages and/or substantial price increases of key raw materials and ocean transportation capacity. Inability to recoup such cost increases from increases in the selling prices of steel companies’ products, or inability to cater to their customers’ demands because of non-availability of key raw materials or other inputs, may have a material adverse effect on the business, financial condition, results of operations or prospects of steel companies. While MSUSA has been able to procure sufficient supplies of raw materials to meet its production needs, there can be no assurance that it will be able to procure adequate supplies in the future. In addition, a substantial portion of MSUSA’s raw materials are procured under contracts that are either short-term or are subject to periodic price negotiations. Any prolonged interruption, discontinuation or other disruption in the supply of raw materials or energy, or substantial increases in their costs, could adversely affect the business, financial condition, results of operations or prospects of MSUSA.
MSUSA may face significant price and other forms of competition from other steel producers, which could have a material adverse effect on its business, financial condition, results of operations or prospects.
Generally, the markets in which steel companies conduct business are highly competitive. Increased competition could cause MSUSA to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on its business, financial condition, results of operations or prospects. The global steel industry has historically suffered from substantial over-capacity. Excess capacity in some of the products sold by MSUSA will intensify price competition for such products. This could require MSUSA to reduce the price for its products and, as a result, may have a material adverse effect on its business, financial condition, results of operations or prospects. MSUSA competes primarily on the basis of quality and the ability to meet customers’ product specifications, delivery schedules and price. Some of the competitors of MSUSA may:
▪	benefit from greater capital resources;

▪	have different technologies;

▪	have lower raw material and energy costs; and

▪	have lower employee post-retirement benefit costs.
In addition, the competitive position of MSUSA within the global steel industry may be affected by, among other things:
▪	the recent trend toward consolidation amongst competitors in the steel industry, particularly in Europe and the United States;

▪	exchange rate fluctuations that may make the products of MSUSA less competitive in relation to the products of steel companies based in other countries; and

▪	the development of new technologies for the production of steel and steel-related products.
MSUSA is susceptible to the cyclicality of the steel industry.
The steel industry is highly cyclical and is affected significantly by general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports and tariffs. Steel prices are sensitive to a number of supply and demand factors. Steel markets recently have been experiencing larger and more pronounced cyclical fluctuations. This trend, combined with the upward pressure on costs of key inputs, mainly metallics and energy, presents an increasing challenge for steel producers. The key drivers for maintaining a competitive position and good financial performance in this challenging environment are product differentiation, customer service, cost reduction and cash management. MSUSA experienced benefits in 2005 from a continued increase in global demand and prices for steel. In the twelve-month period ended December 31, 2005, world crude steel production increased by 6.7% to 1,129 million metric ton compared to the same period in 2004. MSUSA’s average selling prices increased also for the same period. The increases experienced in 2005 may not be repeated in future years. The volatility and the length and nature of business cycles affecting the steel industry have become increasingly unpredictable, and the recurrence of another major downturn in the industry may have a material adverse effect on the business, financial condition, results of operations or prospects of steel companies, including MSUSA.
Steel companies are susceptible to changes in governmental policies and international economic conditions.
Governmental, political and economic developments relating to inflation, interest rates, taxation, currency fluctuations, social or political instability, diplomatic relations, international conflicts and other factors may adversely affect the business, financial condition, results of operations or prospects of international steel companies. MSUSA has not, and currently does not intend to obtain, political risk insurance in any country in which it conducts its business.
Competition from other materials may have a material adverse effect on MSUSA’s business, financial condition, results of operations or prospects.
In many applications, steel competes with other materials, such as aluminum (particularly in the automobile industry), cement, composites, glass, plastic and wood. Additional substitutes for steel products could adversely affect future market prices and demand for steel products.
MSUSA could experience labor disputes that could disrupt operations.
A substantial majority of the employees of MSUSA are represented by labor unions and are covered by collective bargaining or similar agreements, which are subject to periodic renegotiation. Strikes or work stoppages could occur prior to, or during the negotiations leading to new collective bargaining agreements, during wage and benefits negotiations or, occasionally, during other periods for other reasons. Any such breakdown leading to work stoppage and disruption of operations could have an adverse effect on the operations and financial results of MSUSA. Additionally, many of the contractors working at MSUSA’s operating subsidiaries’ plants employ workers who are represented by various trade unions. Disruptions with these contractors could also have a material adverse effect on MSUSA’s business, financial condition, results of operations or prospects.
Equipment downtime or shutdowns could adversely affect MSUSA’s business, financial condition, results of operations or prospects.
Steel manufacturing processes are dependent on critical steel-making equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and such equipment may incur downtime as a result of unanticipated failures or other events, such as fires or furnace breakdowns. MSUSA’s manufacturing plants have experienced, and may in the future experience, plant shutdowns or periods of reduced production as a result of such equipment failures or other events. Such disruptions could have an adverse effect on MSUSA’s operations, customer service levels and financial results.
The income tax liability of MSUSA may substantially increase if the tax laws and regulations change or become subject to adverse interpretations or inconsistent enforcement or if MSUSA is unable to utilize certain tax benefits.

Taxes payable by MSUSA are substantial and include profit taxes, payroll-related taxes, property taxes and other taxes. MSUSA receives certain tax benefits (such as tax loss carryforwards), which result in temporary reductions or limitations on the total tax liability of the relevant operating subsidiary. The loss of these benefits on their scheduled expiration or as a result of a failure to comply with conditions imposed in connection with the acquisition of the relevant operating subsidiary may cause a corresponding increase in the tax liability.
Steel companies are subject to stringent environmental regulations, and MSUSA may be required to spend considerable amounts of money in order to comply with such regulations.
MSUSA is subject to a broad range of environmental laws and regulations in each of the jurisdictions in which it operates. These laws and regulations, as interpreted by relevant agencies and the courts, impose increasingly stringent environmental protection standards regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination.
The costs of complying with environmental requests, including participation in assessments and remediation of sites, could be significant and failure to comply could result in the assessment of civil and criminal penalties, the suspension of operations and lawsuits by private parties. In addition, these standards can create the risk of substantial environmental liabilities, including liabilities associated with divested assets and past activities. Currently, MSUSA is involved in a number of compliance efforts and legal proceedings concerning environmental matters. MSUSA is also conducting significant remedial works at several of its facilities to address environmental liabilities as part of the settlement of these actions and in some cases in the absence of any governmental action. For further discussion see Note 12 to the MSUSA Consolidated Financial Statements. MSUSA has established reserves for environmental remediation activities and liabilities. However, environmental matters cannot be predicted with certainty, and there can be no assurance that these amounts will be adequate, especially in light of potential changes in environmental conditions or the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, and the potential liability of MSUSA to remediate sites for which provisions have not been previously established. Such future developments could result in increased environmental costs and liabilities that could have a material adverse effect on MSUSA’s financial position and results of operations.
MSUSA’s insurance policies provide limited coverage, potentially leaving it uninsured against some business risks.
The occurrence of an event that is uninsurable or not fully insured could have a material adverse effect on MSUSA’s business, financial condition, results of operations or prospects. MSUSA maintains comprehensive insurance on all property and equipment in amounts believed to be consistent with industry practices but it may not be fully insured against some business risks. MSUSA’s insurance policies cover physical loss or damage to its property and equipment on a reinstatement basis arising from a number of specified risks and certain consequential losses, including business interruption arising from the occurrence of an insured event under the policies. Under these policies, damages and losses caused by certain natural disasters, such as earthquakes, floods and windstorms, are also covered.
MSUSA also maintains various other types of insurance, such as workmen’s compensation insurance and marine insurance. Notwithstanding the insurance coverage that MSUSA and its subsidiaries carry, the occurrence of an accident that causes losses in excess of limits specified under the policy, or losses arising from events not covered by their insurance policies, could have a material adverse effect on MSUSA’s business, financial condition, results of operations or prospects.
Product liability claims could adversely affect MSUSA’s operations.
MSUSA sells products to major manufacturers who are engaged to sell a wide range of end products. Furthermore, MSUSA’s products are also sold to, and used in, certain safety-critical applications. If MSUSA were to sell steel that is inconsistent with the specifications of the order or the requirements of the application, significant disruptions to the customer’s production lines could result. There could also be significant consequential damages resulting from the use of such products. MSUSA has a limited amount of product liability insurance coverage and a major claim for damages related to products sold could have a material adverse effect on its business, financial condition, results of operations or prospects.
Significant expenditures and senior management time may be required with respect to MSUSA’s internal controls to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act and the regulations of the SEC require senior executive and senior financial officers of MSUSA to assess on a regular basis the internal controls for financial reporting, evaluate the effectiveness of such internal controls and disclose any material weaknesses in such internal controls. MSUSA’s external auditors will also be required to provide an attestation of management’s evaluation.
MSUSA requires substantial capital investment and maintenance expenditures, which we may be unable to provide.
Our business strategy will require additional substantial capital investment. We require capital for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment, and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally is not sufficient to fund capital requirements, we will require additional debt financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financings, if available, may result in increased interest and amortization expense and increased leverage. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness.
MSUSA’s debt level may limit its flexibility in managing its business.
At December 31, 2005, MSUSA had outstanding $ 3,133 in aggregate principal amount of debt consisting of $863 long-term debt and capital lease obligations and $2,270 of related party debt.
Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowing from our parent company will be adequate to meet our future liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowing will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.
We have variable rate indebtedness that subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Our variable rate indebtedness exposes us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even if the amount borrowed remained the same, resulting in a decrease in our net income.

ITEM 2. PROPERTIES.
Principal Operating Facilities
Our steel operations consist of six integrated steelmaking plants, one basic oxygen furnace/compact strip mill, four electric arc furnace plants with raw steel production capability of 31 million net tons and four finishing plants. We own all or substantially all of each plant. We also own interests in various joint ventures that support these facilities, as well as numerous raw material, railroad and transportation assets.
Integrated Steelmaking Facilities
Burns Harbor: Our Burns Harbor facility is located on approximately 3,300 acres in Indiana on Lake Michigan, about 50 miles southeast of Chicago, Illinois. Burns Harbor is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, hot dip galvanized sheet and steel plate for use in automotive, appliance, service center, construction, and ship building applications. Burns Harbor’s iron producing facilities include a sintering plant, two coke oven batteries and, two blast furnaces with granularized coal injection capable of producing approximately 4.8 million net tons of hot metal per year. The steel producing shop consists of three basic oxygen furnaces, one degasser, two ladle treatment stations, two continuous slab casters (an 84-inch two strand and a 76-inch two strand) capable of producing approximately 4.7 million net tons of raw steel per year. Finishing facilities include an 80-inch hot-strip mill, two 80-inch continuous pickling lines, an 80-inch five-stand tandem mill, batch annealing facilities, a continuous anneal line, an 80-inch five stand temper mill, a 72-inch hot dip galvanizing line, which is capable of producing both galvanized and galvannealed sheets, and two plate mills (160-inch and 110-inch).
Indiana Harbor West: Our Indiana Harbor West facility is located on approximately 1,200 acres in Indiana, 20 miles southeast of Chicago, Illinois on Lake Michigan. Indiana Harbor West is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, and hot dip galvanized sheet for use in automotive, appliance, service center, tubular, strip converters, and contractor applications. Indiana Harbor’s iron producing facilities include a sintering plant and two blast furnaces capable of producing approximately 3.6 million net tons of hot metal per year. The steel producing shop consists of two basic oxygen furnaces, 2 ladle metallurgy stations, a vacuum degasser and two continuous slab casters (88-inch one strand and 80-inch one strand) capable of producing 4.0 million net tons of raw steel per year. Finishing facilities include an 84-inch hot-strip mill, a 76-inch pickle line, an 80-inch five-stand tandem mill, batch annealing facilities, a two-stand temper mill, 72-inch and 60-inch hot dip galvanizing lines.
Indiana Harbor East: Our Indiana Harbor East facility is located on approximately 1,900 acres in Indiana directly across from our Indiana Harbor West facility. This is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, hot dip galvanized sheet and bar products for use in automotive, appliance, service center, tubular, strip converters, and contractor applications. Indiana Harbor East’s iron producing facilities include three blast furnaces capable of producing approximately 5.7 million net tons of hot metal per year. The steel producing shop consists of two basic oxygen furnaces and three slab and bloom casters capable of producing 5.9 million net tons of raw steel per year. Finishing facilities include an 80-inch hot-strip mill, two continuous pickle lines, 56-inch and 80-inch tandem mill, continuous and batch annealing facilities, three temper rolling mills, and three coating lines. In addition, the facility includes one electric arc furnace capable of producing .6 million tons of liquid steel per year and one continuous billet caster and 12-inch bar mill.
Cleveland: Our Cleveland facility is located on approximately 1,200 acres on opposite banks of the Cuyahoga River, near Lake Erie in Cleveland, Ohio. Cleveland is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, and electro-galvanized sheet for automotive, strip converter, service center and tubular applications. Its iron producing facilities includes a coke oven battery located in Warren, Ohio and two blast furnaces that are capable of producing approximately 3.1 million net tons of hot metal per year. Cleveland has two steel producing shops. The west side shop consists of two basic oxygen furnaces, a ladle metallurgy station and a 63-inch two strand caster. The east side shop includes two basic oxygen furnaces, a ladle metallurgy station, a degasser and a 73-inch two strand caster. The two shops combined are capable of producing approximately 3.8 million net tons of raw steel per year. Finishing facilities include an 84-inch hot strip mill, an 84-inch continuous pickling line, an 84-inch five stand tandem mill, batch annealing facilities, an 84-inch one stand temper mill and a hot dip galvanize line.
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
Weirton: Our Weirton, West Virginia facility is located on approximately 2,700 acres near the Ohio River. Weirton is an integrated mill capable of producing hot-rolled sheet, cold-rolled sheet, galvanized, electro-galvanized, and tin plate products for use in construction, service center, container and tubular markets. The iron producing shop includes two blast furnaces capable of producing approximately 2.5 million net tons of hot metal per year. The steel producing shop includes two vessel basic oxygen furnaces with two ladle treatment stations and two vacuum degassing facilities, and a 48-inch four strand continuous caster capable of producing approximately 3.0 million tons of raw steel per year. In 2005, we announced the permanent idling of the iron and steel producing facilities (see Note 3 Acquisition in our financial statements) and in February 2006, the shutdown of one of its galvanizing lines. Finishing facilities include a 54-inch hot strip mill, 54-inch and 48-inch continuous picklers, two 48-inch five stand and one 48-inch four stand tandem cold mills, batch anneal, three continuous anneal lines, three temper mills, (48-inch one stand for sheet products, a 40-inch two stand and 45-inch two stand for tin products), two double cold reducing mills, two-48 inch and one 42-inch hot dip galvanizing lines, one 38-inch electro-galvanizing line, four tin plate lines. The finishing facilities are being supplied from steel produced at our other facilities.
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
Trinidad and Tobago: A Hot Briquette Iron plant in Trinidad and Tobago capable of producing at least 300,000 metric tons annually. This facility is currently idle.
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
Rolling and Finishing Facilities
Hennepin: Our Hennepin, Illinois finishing facility is located on 861 acres on the Illinois River, about 100 miles west of Chicago, Illinois. Hennepin produces cold rolled sheet and hot dip galvanized sheet for the electrical, appliance, and construction markets. Hot band substrate is supplied from our Burns Harbor and Indiana Harbor facilities. Principal operating facilities include an 84-inch continuous pickling line, an 84-inch five strand tandem mill, batch annealing, an 84-inch temper mill and an 84-inch hot dip galvanizing line. Hennepin’s location on the Illinois River makes it capable of shipping and receiving by barge.
Columbus: Our Columbus Coatings facility is located in Columbus, Ohio. Columbus produces hot dip galvanized sheet for the automotive market. Our Burns Harbor facility supplies cold-rolled coils and is responsible for marketing the finished product. The principal operating facility includes a 72-inch hot dip galvanizing line. We also operate a steel slitter and warehousing facility at our Columbus facility through Columbus Processing Company.
Conshohocken: Our Conshohocken facility is located in Conshohocken, Pennsylvania, about 15 miles north of Philadelphia, Pennsylvania. Conshohocken produces both coil and discreet plate for use in construction and military applications. Slabs are provided by our Sparrows Point and Coatesville facilities. Principal facilities consist of a 110-inch Steckel mill, and heat facilities.
Lackawanna: Our Lackawanna facility is located in Lackawanna, New York, about 5 miles south of Buffalo. Lackawanna produces cold-rolled sheet and hot dip galvanized sheet for use in the automotive and original equipment manufacturer (OEM) markets. Hot-band substrate is supplied principally from our Burns Harbor and Cleveland facilities. Principal facilities include a 75-inch continuous pickling, a 75-inch 4-stand tandem mill, batch annealing, a temper mill, and a 72-inch galvanizing line.
Railroads and Transportation
We own the assets of seven short-line railroads that transport raw materials and semi-finished steel products within our various facilities, and an interstate truck broker that serves our facilities.
The Company owns a fleet of 321 coal hopper cars (100-ton capacity each) used in unit trains to move coal and coke to Indiana Harbor. The Company time-charters three vessels for the transportation of iron ore and limestone on the Great Lakes. During 1998, the Company transferred ownership of one vessel to a third party subject to a lien in favor of the Pension Benefit Guaranty Corporation (PBGC) on the vessels to secure the payment of future pension funding obligations.
The Company also owns and maintains research and development laboratories in East Chicago, Indiana. Such facilities are adequate to serve the Company’s present and anticipated needs.
Joint Ventures
I/N Tek: We own a 60% interest in a partnership that has constructed a 1.7 million ton annual capacity cold-rolling mill on approximately 200 acres of land, which it owns in fee, located near New Carlisle, Indiana. Substantially all the property, plant and equipment owned by I/N Tek is subject to a lien securing related indebtedness.
I/N Kote: We own a 50% interest in a partnership that has constructed a 1.0 million ton annual capacity steel galvanizing facility on approximately 25 acres of land, which it owns in fee, located adjacent to the I/N Tek site. Substantially all the property, plant and equipment owned by I/N Kote is subject to a lien securing related indebtedness.
PCI Associates: We own a 50% interest in a partnership that has constructed a pulverized coal injection facility on land located within Indiana Harbor East. PCI Associates lease the land upon which the facility is located. A 50% undivided interest in substantially all of the property, plant and equipment at the PCI facility is subject to a long-term lease, with the balance of the PCI facility owned by PCI Associates.
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
Empire Iron Mining: We own a 21% interest in Empire Iron Mining Partnership, located in Palmer, Michigan, which operates an iron ore mine and pelletizing plant.
Bethlehem Roll Technologies LLC: We own a 50% interest in Bethlehem Roll Technologies LLC, which is located in Sparrows Point, Maryland and operates a facility for grinding steel mill rolls for us and others.
Chesapeake Heavy Machine Services, LLC: Was dissolved in 2005.
Double G Coatings: We own a 50% interest in Double G Coatings Company, L.P., or Double G, which is located near Jackson, Mississippi. This company operates a 270,000-ton-per year sheet coating line that produces galvanized and Galvalume™ coated sheets primarily for the construction market. Sparrows Point provides cold-rolled coils for our share of production and is responsible for marketing its share of the finished product.
WeBCo International, LLC: We own a 50% interest in WeBCo International LLC, which buys and markets non-prime steel material, principally for our Weirton operation. We are presently in discussion to sell our interest in this venture.
Steel Health Resources, LLC: We own a 47.5% interest in Steel Health Resources, L.L.C., which is located in Chesterton, Indiana and owns the building of a healthcare clinic.
Steel Construction Systems: We own a 45% interest in Steel Construction Systems, which is located in Orlando, Florida and manufactures steel studs and roll-formed trusses for residential and light commercial buildings.
AK-ISG Metal Coatings Co: We own a 40% interest in a joint venture which operates an electro-galvanizing facility, located on the east side of our Cleveland facility. In 2005, we announced the permanent idling of this facility.
Indiana Pickling and Processing Company: We own a 20% interest in Indiana Pickling and Processing Company, which is located in Portage, Indiana and operates a pickling line.
We account for all these joint ventures on the equity method except Hibbing Taconite, which is proportionally consolidated.
ITEM 3. LEGAL PROCEEDINGS.
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
As described elsewhere, ISG purchased only specified assets of Georgetown, Weirton, Bethlehem Steel Corporation (Bethlehem), Acme Steel Corporation (Acme) and LTV Corporation (LTV) through sales in bankruptcy proceedings. The sellers in those transactions retained liability for certain claims related to the assets that we purchased, including personal injury claims. The sale orders issued by the U.S. Bankruptcy Courts having jurisdiction over each respective transaction entered orders barring assertion of claims (other than those in respect of certain specifically assumed liabilities, which did not include asbestos-related liabilities) against us related to the assets in question, and confirming that neither we nor our subsidiaries shall be responsible for any liabilities related to the assets (other than those in respect of certain specifically assumed liabilities which did not include asbestos-related liabilities). The sale orders issued by the U.S. Bankruptcy Courts also found that under no circumstances could we be deemed a successor to any of the sellers for purposes of any liabilities. We believe the manner through which our facilities were purchased in conjunction with the attendant orders of the U.S. Bankruptcy Court places us in a better position than other steelmakers with substantial exposure to asbestos-related liability or off-site environmental liability. Despite the foregoing it is possible that future claims with respect to historic asbestos exposure could be directed at us. The risk of incurring liability as the result of such claims is considered remote.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (c), the information called for by this Item.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company is an indirect, wholly owned subsidiary of Mittal. Common stock dividends of $0 and $20 million were declared and paid during 2005 and 2004. The terms of various debt arrangements restrict the payment of dividends or the making of other distributions to shareholders and the repurchase or redemption of stock. At December 31, 2005, the maximum available for these payments was about $503 million. The Company has no common stock which is owned by non-affiliates.
ITEM 6. SELECTED FINANCIAL DATA.
The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (a), the information called for by this Item.
ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS — RESULTS OF OPERATIONS .
On April 15, 2005, Mittal acquired ISG. The business combination was accounted for under the purchase method. See Note 3, Acquisition in our financial statements for a description. Effective December 31, 2005, Mittal ISG merged with Inland. The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control. The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date. Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, as if Inland was the surviving entity. These financial statements include the results of Mittal ISG and Inland since they have been under the control of Mittal – for all periods presented for Inland and since April 15, 2005 for Mittal ISG.
To facilitate the discussion below of the year 2005 against the results of operations for the year 2004, the historical operations of Inland and ISG have been combined even though they were separate reporting entities under different control. No pro forma adjustments have been made and we have simply combined their respective results.

	ISG	MSUSA(a)		ISG	Inland
	1/1/05 –	4/16/05 –	Combined	1/1/04 –	1/1/04 –	Combined
(Dollars and tons in millions)	4/15/05	12/31/05	2005	12/31/04	12/31/04	2004
Net sales	$3,128	$9,109	$12,237	$9,016	$3,158	$12,174
Cost of goods sold	2,634	7,983	10,617	7,828	2,487	10,315
Selling, gen. & admin.	159	212	371	261	40	301
Depreciation	48	255	303	129	100	229
Other (income) exp.	—	—	—	(17)	9	(8)
Interest exp., net	15	159	174	60	110	170
Income tax (benefit)	109	172	281	(272)	153	(119)
Net income	$163	$328	$491	$1,027	$259	$1,286

Shipments	4.4	14.4	18.8	15.5	5.6	21.1
Raw steel production	4.9	15.1	20.0	17.8	6.1	23.9

(a)	Includes ISG for the period 4/16/05 – 12/31/05 and Inland for the full year 1/1/05 – 12/31/05

For 2005, combined net income was $491 million versus $1,286 million in 2004. Results for 2004 included an income tax benefit of about $390 million from the reduction of ISG’s valuation allowance for deferred taxes. Net income excluding this tax benefit which is more indicative of combined results of operation was about $896 million. This income tax benefit resulted from recognizing a portion of the net deferred tax asset acquired by ISG when they purchased the Bethlehem Steel assets during 2003 in a tax-free reorganization.
Steel shipments in 2005 of 18.8 million tons decreased by 2.3 million tons or 11% compared to 2004 shipments of 21.1 million tons. Decreases occurred across most product categories reflecting weaker market conditions due to high customer inventory levels. Although shipment volume was down significantly, this was more than offset by higher average prices and improved product mix. The average selling price per ton increased by 13% to $651 per ton in 2005 from $577 per ton in 2004 reflecting higher contract prices. In response to weaker market conditions, we have cut production and have focused on higher margin business by shipping a higher percent of coated, plate and tin products and reducing lower margin hot and cold rolled products.
Cost of sales (exclusive of depreciation) in 2005 were higher than 2004 reflecting lower operating levels, higher raw material and energy costs. Raw steel production in 2005 of 20.0 million tons decreased by 3.9 million tons or 16% compared to 2004 production of 23.9 million tons. Operating rates were reduced as part of Mittal’s plan to lower global steel production to help reduce excess inventory and restore equilibrium to supply and demand in the market place. Raw material prices including coke, coal and ore were higher during 2005 but were partially offset by lower scrap prices. Natural gas and electricity costs were also higher. ISG and Mittal ISG followed the last-in, first-out (LIFO) method of valuing inventories, while Inland used the first-in, first-out (FIFO) method. As a result of the merger, we needed to conform the accounting policies. MSUSA changed it’s accounting policy to value inventories using the LIFO method beginning at the start of 2005. Costs of sales (exclusive of depreciation) was $52 million higher as a result of Inland using LIFO instead of FIFO in 2005. This was partially offset by net accretion of purchased intangibles or contract amortization of $137 million from contracts that were above or below market rates at the date of the ISG acquisition.
Selling, general and administrative expenses in 2005 were higher than 2004 due primarily to $64 million in ISG acquisition related costs including stock options, severance and bonuses to former officers of ISG as well as payments to investment bankers for transaction success fees. In addition, higher professional fees as well as management fees from Mittal were partially offset by lower variable compensation costs including salaried profit sharing and bonuses.
Depreciation expense in 2005 increased due to the write up to fair value of the assets acquired from ISG. Net financing expense for 2005 was higher than 2004 because of higher average debt outstanding including the $1,700 million intercompany borrowings with Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal. The intercompany borrowings were entered into as part of the financing arrangements to pay for the cash portion of the ISG acquisition.
The Company’s cash balance at December 31, 2005 was $55 million, a decrease of $26 million from December 31, 2004. Cash provided by operating activities during 2005 was $473 million. Cash used by investing activities during 2005 was $1,698 million including $1,472 million in payments to ISG shareholders in the ISG Acquisition and $271 million in capital spending. Major capital spending included roll purchases and conversion of the continuous anneal line to a hot dip galvanize line at the Cleveland facility. Cash provided by financing activities during 2005 included $2,072 million as the Company drew down on intercompany term loan facilities entered into as part of the financing arrangements to pay for the cash portion of the ISG Acquisition. The Company also repaid $612 million on intercompany debt and $183 million on other debt including $100 million on the repurchase of the senior unsecured debt securities and $63 million on the First Mortgage Bonds.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
We are exposed to certain risks associated with the fluctuation in interest rates and prices of consumable commodities, including natural gas, heating oil, coal, coke, steel scrap and certain non-ferrous metals. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques that could include derivative financial instruments. At December 31, 2005, we held derivative financial instruments with respect to natural gas, zinc, aluminum and tin with the change in fair market value recognized in net income. We conduct the majority of our business in the United States and all of our revenues and expenses are transacted in U.S. dollars. As a result, our results of operations are not directly materially affected by fluctuations in the foreign currencies. We currently have no financial instruments in place for managing the exposure for foreign currency exchange rates. Therefore, a hypothetical change in the exchange rate of the U.S. dollar versus other major currencies would impact our future earnings, fair values or cash flows only to the extent it affects domestic imports of, demand for and price of raw materials and steel products.
Energy costs expose us to cost volatility particularly on natural gas requirements. Based on combined pro forma 2005 production, a $1 per MMBTU change in natural gas prices would have changed production costs by approximately $98 million annually. In an effort to manage the risks associated with price fluctuations on natural gas and other commodities, from time to time, we use a variety of hedging instruments including forward contracts, futures, swaps and options. At any point in time, we may utilize some or all of these hedging instruments in our portfolio. We are also exposed to interest rate risk arising from the variable rate financing largely on our related party debt. A 1% increase in interest rates would impact interest expense by approximately $12 million.
Also, see previous discussion of coal, coke and steel scrap in “PART 1, ITEM 1. BUSINESS — RAW MATERIALS.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Our Financial Statements and the accompanying Notes that are filed as part of this Report are listed under “PART IV, ITEM 15. Exhibits and Financial Statement Schedules” and are set forth on pages 1 through 28 immediately following the signature pages of this Annual Report.
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS
      Management is responsible for establishing and maintaining a system of disclosure controls and procedures and a system of internal control over financial reporting for Mittal Steel USA. “Disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. “Internal control over financial reporting” includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external purposes in accordance with accounting principles accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of their inherent limitations, systems of disclosure controls and procedures and internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions (including staffing and operations integration, as discussed in more detail below), effectiveness of disclosure controls and procedures and internal control over financial reporting may vary over time.
      (a) Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2005 (Evaluation Date). Based on this evaluation, for the reasons discussed in the following paragraphs, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of the Evaluation Date, effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC ’s rules and forms. We reached this conclusion despite the identification of some issues with our internal control over financial reporting, which issues are described in more detail in Section (b) below.
      In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. These processes and procedures are designed to, among other things, mitigate the effect of any deficiencies in our internal control over financial reporting on information relating to the Company that is required to be disclosed in our Exchange Act filings. As discussed in greater detail in Section (b) below, our management and accounting staff has devoted significant time and attention in support of these efforts, and we have had substantial support from accounting resources in other Mittal Steel subsidiaries.
      There may be deemed to be an inconsistency between our view as to the effectiveness of our disclosure controls and the presence of deficiencies in our internal control over financial reporting. We have reached the conclusion regarding our disclosure controls because, notwithstanding the potential presence of the deficiencies in our internal control over financial reporting discussed in Section (b) below, we believe that the processes and procedures taken by the Company to address the effects of these potential deficiencies, including through the application of the Company’s disclosure controls and procedures, sufficiently corrected the potential impacts of these potential deficiencies on the information included in the reports filed by the Company pursuant to the Exchange Act.
      We note, however, that the scope of, and interrelation between, disclosure controls and internal control over financial reporting is not yet well defined by law, regulation or interpretation. We believe that there are significant differences between disclosure controls and procedures and internal control over financial reporting.
      We believe that these efforts and additional resources, which are encompassed in our current disclosure controls, mitigated the potential effect, if any, of the identified weaknesses in internal control over financial reporting on the disclosure that was ultimately included in our Exchange Act filings. As a result of these disclosure controls, we believe, and our chief executive officer and chief financial officer have certified to their knowledge that, this annual report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.
(b) Status Of, And Changes In, Internal Control Over Financial Reporting
      Mittal Steel USA applied for and was granted approval to exit from accelerated filer status in December 2005. As such, the Company is not subject to certain reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has, however, prepared the following update on internal controls over financial reporting.
      Predecessor Issues
      In the Annual Report of our predecessor company, ISG, on Form 10-K for the year ended December 31, 2004, ISG’s management and its external auditor had identified three material weaknesses in internal control over financial reporting caused by deficiencies in policies and procedures in the inventory and cost of goods sold process, excessive access to significant spreadsheets, and inadequate segregation of duties in the revenue cycle.
      As a result of these material weaknesses, ISG’s management and their external auditors concluded that the Company’s system of internal control over financial reporting was not effective as of December 31, 2004.
      Remediation Activities
      In connection with the completion of the ISG Acquisition in the second quarter, the entire ISG executive management team, excluding the General Counsel, left the Company. These and other personnel departures, together with the added requirements associated with the ISG Acquisition and transitioning into a new Mittal Steel reporting group, challenged our ability to resolve internal control deficiencies in 2005. Despite this, management believes that it did make significant progress in improving the internal control over financial reporting in 2005 and will continue its efforts in 2006.
      The Company has taken a number of actions to strengthen its management and financial team. We have replaced the executive management team of ISG with experienced, highly qualified executives. In addition, we have also strengthened our financial management team by adding to or replacing staff responsible for key financial transaction processing and reporting activities, creating a Sarbanes-Oxley organization, and reorganizing the Finance organization to improve oversight.
      In respect of the three material weaknesses in internal control over financial reporting noted above, management took the following remediation actions primarily in the fourth quarter of 2005:
•	Inventory and Cost of Goods Sold Process – management developed and implemented policies and procedures defining consistent inventory valuation processes, implemented a regional controller structure to provide better oversight of transactions, and restricted access to key spreadsheets used to value and record inventories.

•	Significant Spreadsheets – management now requires restricted access to key spreadsheets by placing them in controlled access drives, and in a number of cases has further reduced the potential for error by password protecting spreadsheets and by performing a detailed review of the spreadsheet design to ensure that it is correct.

•	Segregation of Duties in the Revenue Cycle – management has implemented a new organizational structure with pricing activities centralized under the direction of our Marketing management group, has assigned credit and collections activities to the Treasury management group, and has assigned billing activities to our Accounting group, thereby eliminating the segregation of duties conflicts.
      Management performed specific, documented testing in February 2006, to determine whether the actions described above were effective in improving the internal control environment surrounding these business processes. The results indicate that, while the control activities were not performed consistently in all cases, the control processes in place are significantly improved. We are confident, therefore, that the likelihood of material errors in financial reporting occurring in these processes without prevention or timely detection is significantly reduced. It is our intention to continue to refine and improve these controls.
      Management has also implemented an improved public reporting internal control over financial reporting process. We developed a checklist to provide that critical activities occur in the process of developing our financial reports, including intensive vetting of the reports by our group experts. We also circulate drafts of our annual report to knowledgeable managers and executives for review and comment as an informal Disclosure Committee, and we provide our annual report to our Board for review and approval. Our management and accounting staff devote significant time and attention in support of these efforts in addition to the substantial involvement of accounting resources from other Mittal Steel subsidiaries.
      Recent Review of Internal Control Over Financial Reporting
      In the course of management’s work to finalize the Company’s financial statements for the fiscal year ended December 31, 2005, we agreed, in consultation with our external auditors, to change our method of accounting for certain transactions and to record certain audit adjustments.
      Two areas were identified to be material weaknesses in the Company’s internal control over financial reporting, namely, controls over the accounting for income taxes, in particular deferred tax accounts, and controls over the accounting for derivative instruments.
      Management is in the process of evaluating the controls relating to the processes mentioned above and has taken all the appropriate steps, namely strengthening the organization, hiring outside firms to assist in tax and derivative related activities, and setting up policies and procedures, to address any known deficiencies.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (c), the information called for by this Item.
ITEM 11. EXECUTIVE COMPENSATION.
     The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (c), the information called for by this Item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (c), the information called for by this Item.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore omitting, pursuant to General Instruction I (2) (c), the information called for by this Item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Accounting Fees and Services
Fees
Fees paid to Deloitte & Touche LLP for services rendered during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Audit Fees (1)	$12,286,000	$1,088,000
Audit-Related Fees (2)	147,000	366,000
Tax Fees (3)	1,175,000	680,000
All Other Fees (4)	—	—

Total	$13,608,000	$2,134,000

1.	Audit fees include fees for the audit of our annual consolidated financial statements for the years ended December 31, 2005 and 2004, limited reviews of the unaudited condensed consolidated interim financial statements included in our quarterly public filings, and purchase accounting work related to the ISG acquisition.

2.	Audit-related fees include services rendered in connection with the Company’s issuance of $800 million of debt securities and audits of the Company’s employee benefit plans.

3.	Tax fees are for tax services rendered consisting of services relating to tax compliance, tax advice and tax planning.

4.	No other fees were charged.

Audit Committee Pre-Approval Procedures
     In connection with the review of our financial statements by the Mittal Audit Committee, as part of its review of the consolidated financial statements of Mittal, the Mittal Audit Committee pre-approves all non-audit service-related engagements rendered by our external auditor. The Mittal Audit Committee has delegated pre-approval powers on a case-by-case basis to the Audit committee Chairman, for instances where the Audit Committee is not in session, and such matters are reviewed in the subsequent meeting of the Audit Committee.
     In making its recommendation to appoint Deloitte & Touche LLP as our independent auditor for the year ended December 31, 2005, the Audit Committee has considered whether the services provided by Deloitte & Touche LLP are compatible with maintaining the independence of our external auditor, and has determined that such services do not interfere with Deloitte & Touche’s independence.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this Report:
     The following is an index of the financial statements, schedules and exhibits included in this Report or incorporated herein by reference.

(1) Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm	1A
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	1
Consolidated Balance Sheets as of December 31, 2005 and 2004	2
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	3
Consolidated Statements of Stockholder Equity(Deficit) for years ended December 31, 2005, 2004 and 2003	4
Notes to Consolidated Financial Statements.	5
(2) Consolidated Financial Statement Schedules
II — Valuation and Qualifying Accounts, for the years ended December 31, 2005, 2004 and 2003	37
     Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statement or notes.
     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons accounted for by the equity method have been omitted because individually they do not constitute a significant subsidiary.
(3) Exhibits

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 24, 2004, by and among Ispat International N.V., Park Acquisition Corp. and International Steel Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

2.2	Amendment to Agreement and Plan of Merger and Reorganization, dated April 11, 2005, among Mittal Steel Company, N.V. (formerly known as Ispat International N.V.), Park Acquisition Corp. and International Steel Group Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2005).

2.3	Agreement and Plan of Merger, dated as of December 28, 2005, between Ispat Inland Inc. and Mittal Steel USA ISG Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2006).

Exhibit
Number	Description of Document
3.1*	Fifth Amended and Restated Certificate of Incorporation of Mittal Steel USA ISG Inc.

3.2*	Certificate of Designations of Series A 8% Preferred Stock of Mittal Steel USA Inc.

3.3*	By-Laws of Mittal Steel USA Inc.

4.1	Exchange and Registration Rights Agreement, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.2	Indenture, dated as of April 14, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc. and The Bank of New York, as trustee, including the Form of Our 6.50% Senior Notes due 2014. (incorporated by reference to Exhibit 4.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

4.3	First Supplemental Indenture, dated as of August 23, 2004, by and among International Steel Group Inc., certain subsidiaries of International Steel Group Inc., and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115912), as amended).

4.4	Copy of First Mortgage Indenture, dated April 1, 1928, between Ispat Inland Inc. (the “Steel Company”) and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, and of supplemental indentures thereto, to and including the Thirty-Eighth Supplemental Indenture, incorporated by reference from the following Exhibits: (i) Exhibits B-1(a), B-1(b), B-1(c),B-1(d) and B-1(e), filed with Steel Company’s Registration Statement on Form A-2 (No. 2-1855); (ii) Exhibits D-1(f) and D-1(g), filed with Steel Company’s Registration Statement on Form E-1 (No. 2-2182); (iii) Exhibit B-1(h), filed with Steel Company’s Current Report on Form 8-K dated January 18, 1937; (iv) Exhibit B-1(i), filed with Steel Company’s Current Report on Form 8-K, dated February 8, 1937; (v) Exhibits B-1(j) and B-1(k), filed with Steel Company’s Current Report on Form 8-K for the month of April, 1940; (vi) Exhibit B-2, filed with Steel Company’s Registration Statement on Form A-2 (No. 2-4357); (vii) Exhibit B-1(l), filed with Steel Company’s Current Report on Form 8-K for the month of January, 1945; (viii) Exhibit 1, filed with Steel Company’s Current Report on Form 8-K for the month of November, 1946; (ix) Exhibit 1, filed with Steel Company’s Current Report on Form 8-K for the months of July and August, 1948; (x) Exhibits B and C, filed with Steel Company’s Current Report on Form 8-K for the month of March, 1952; (xi) Exhibit A, filed with Steel Company’s Current Report on Form 8-K for the month of July, 1956; (xii) Exhibit A, filed with Steel Company’s Current Report on Form 8-K for the month of July, 1957; (xiii) Exhibit B, filed with Steel Company’s Current Report on Form 8-K for the month of January, 1959; (xiv) the Exhibit filed with Steel Company’s Current Report on Form 8-K for the month of December, 1967; (xv) the Exhibit filed with Steel Company’s Current Report on Form 8-K for the month of April, 1969; (xvi) the Exhibit filed with Steel Company’s Current Report on Form 8-K for the month of July, 1970; (xvii) the Exhibit filed with the amendment on Form 8 to Steel Company’s Current Report on Form 8-K for the month of April, 1974; (xviii) Exhibit B, filed with Steel Company’s Current Report on Form 8-K for the month of September, 1975; (xix) Exhibit B, filed with Steel Company’s Current Report on Form 8-K for the month of January, 1977; (xx) Exhibit C, filed with Steel Company’s Current Report on Form 8-K for the month of February, 1977; (xxi) Exhibit B, filed with Steel Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1978; (xxii) Exhibit B, filed with Steel Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1980; (xxiii) Exhibit 4-D, filed with Steel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980; (xxiv) Exhibit 4-D, filed with Steel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982; (xxv) Exhibit 4-E, filed with Steel Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983; (xxvi) Exhibit 4(i) filed with the Steel Company’s Registration Statement on Form S-2 (No. 33-43393); (xxvii) Exhibit 4 filed with Steel Company’s Current Report on Form 8-K dated June 23, 1993; (xxviii) Exhibit 4.C filed with Steel Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; (xxix) Exhibit 4.C filed with Steel Company’s Quarterly Report on Form 10-Q for the quarter Ended September 30, 1995; (xxx) Exhibit 4.C filed with Steel Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; (xxxi) Exhibit 4.C. filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, (xxxii) Exhibit 4.5 to the registrant’s registration statement on Form S-4 (File No. 333-116128), and (xxxiii) Exhibit 4.6 to the registrant’s registration statement on Form S-4 (File No. 333-116128).

Exhibit
Number	Description of Document
4.5	Thirty-Ninth Supplemental Indenture, dated as of December 31, 2005, among Ispat Inland Inc., Mittal Steel USA ISG Inc., The Bank of New York and Louis P. Young (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2006).

4.6	Copy of consolidated reprint of First Mortgage Indenture, dated April 1, 1928, between Ispat Inland Inc. and First Trust and Savings Bank and Melvin A. Traylor, as Trustees, as Amended and supplemented by all supplemental indentures thereto, to and including the Thirteenth Supplemental Indenture. (Filed as Exhibit 4-E to Form S-1 Registration Statement No. 2-9443, and incorporated by reference herein.).

4.7	Indenture, dated as of March 25, 2004, among Ispat Inland ULC, the Guarantors (as defined therein) and LaSalle Bank National Association, as Trustee (filed as Exhibit 4.7 to the registrant’s registration statement on Form S-4 (File No. 333-116128) and incorporated by reference herein).

4.8	Third Supplemental Indenture, dated as of December 31, 2005, among Ispat Inland ULC, the Guarantors (as defined therein), Mittal Steel USA ISG Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2006).

4.9	Fourth Supplemental Indenture, dated as of December 31, 2005 among Ispat Inland ULC, the Guarantors (as defined therein), Mittal Steel USA ISG Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2006).

4.10	Ispat Inland Inc. Subordinated Note, dated July 20, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

Note: Certain instruments with respect to long-term debt of the Company have not been filed as Exhibits to this Annual Report since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument upon request of the SEC.

10.1	US$1,000,000,000 Term Loan Facility Agreement between Mittal Steel USA ISG (formerly known as International Steel Group Inc.), as borrower, and Mittal Steel US Finance LLC, as lender, dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2005).

10.2	US$700,000,000 Term Loan Facility Agreement between Mittal Steel USA ISG (formerly known as International Steel Group Inc.), as borrower, and Mittal Steel US Finance LLC, as lender, dated April 20, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2005).

10.3	Promissory Note in the amount of US$425,476,890 made by Mittal Steel USA ISG (formerly known as International Steel Group Inc.), as payor, in favor of Mittal Steel Holdings N.V., as payee, dated April 20, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2005).

10.4	Pledge Agreement, dated March 25, 2004, among Ispat Inland ULC, Ispat Inland, L.P., 3019693 Nova Scotia U.L.C. and Ispat Finance, LLC and LaSalle Bank National Association, as Trustee (filed as Exhibit 10.4 to Ispat Inland Inc.’s registration statement on Form F-4 (File No. 333-116128-03) and incorporated by reference herein).

10.5	Release and Settlement Agreement, dated April 22, 2003, by and between International Steel Group Inc. and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.6**	Pellet Sale and Purchase Agreement, dated as of April 10, 2002 by and among Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, ISG Cleveland Inc. and ISG Indiana Harbor, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

Exhibit
Number	Description of Document
10.7	First Amendment to Pellet Sale and Purchase Agreement, dated as of December 16, 2004, by and among The Cleveland- Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.8	Asset Purchase Agreement, dated as of February 26, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.9	First Amendment to the Asset Purchase Agreement, dated as of April 11, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.10	Second Amendment to the Asset Purchase Agreement, dated as of June 4, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.11	Third Amendment to the Asset Purchase Agreement, dated as of July 8, 2002, by and among WLR Acquisition Corp., LTV Steel Company, Inc., The River Terminal Railway Company, The Chicago Short Line Railway Company, and Cuyahoga Valley Railway (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.12	Asset Purchase Agreement, dated as of March 12, 2003, by and among International Steel Group Inc., ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.13	Amendment No. 1 to Asset Purchase Agreement, dated as of April 22, 2003, by and among International Steel Group Inc., ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.14	Amendment No. 2 to Asset Purchase Agreement, dated as of May 6, 2003, by and among International Steel Group Inc., ISG Acquisition, Inc., Bethlehem, and the other sellers named therein (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-107524), as amended).

10.15	Amended and Restated Asset Purchase Agreement, dated as of February 25, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.16	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of March 8, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.17	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of April 21, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

Exhibit
Number	Description of Document
10.18	Amendment No. 3 to Amended and Restated Asset Purchase Agreement, dated as of May 5, 2004, by and among Weirton Steel Corporation, FW Holdings Inc., Weirton Venture Holdings Corporation, ISG Weirton Inc., and International Steel Group Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission July 30, 2004) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.19	Parent Shareholder Support Agreement, dated as of October 24, 2004, by and between International Steel Group Inc. and Ispat International Investments, S.L. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.20	Letter Agreement, dated as of October 24, 2004, by and between Richmond Investment Holdings Limited and International Steel Group Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

10.21	Company Shareholder Support Agreement, dated as of October 24, 2004, by and among Ispat International N.V. and each of the stockholders of International Steel Group Inc. whose names appear on the signature pages thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2004).

18.1*	Letter from Deloitte & Touche LLP regarding the preferability of the change in accounting principle from the First-in, First-out (FIFO) method of accounting for inventories to the Last-in, First-out (LIFO) method.

21.1*	List of Subsidiaries.

24.1*	Power of Attorney.

31.1*	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Accounting Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITTAL STEEL USA INC.

By: /s/ VAIDYA SETHURAMAN
Vaidya Sethuraman
Vice President, Finance and Chief Accounting Officer
March 20, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

*	President, Chief Executive
Louis L. Schorsch	Officer
	(Principal Executive Officer)	March 20, 2006

*	Vice President, Finance,
Vaidya Sethuraman	Chief Accounting Officer
	(Principal Financial and Accounting Officer)	March 20, 2006

*	Chairman of the Board of
Lakshmi N. Mittal	Directors and Director	March 20, 2006

*
Aditya Mittal	Director	March 20, 2006

*
Malay Mukherjee	Director	March 20, 2006

*
Muni Krishna T. Reddy	Director	March 20, 2006

*
Fernando Ruiz Sahagun	Director	March 20, 2006

*
Richard Leblanc	Director	March 20, 2006

*
Herminio Blanco	Director	March 20, 2006

*	The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the SEC herewith, by signing his name hereto, does hereby sign this report on behalf of each of the persons noted above in the capacities indicated.

By:	/s/ Vaidya Sethuraman
	Name:	Vaidya Sethuraman
	Title:	Vice President, Finance and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Mittal Steel USA
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Mittal Steel USA Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mittal Steel USA Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2005, the Company changed its method of inventory valuation from the first-in, first-out method (FIFO) to the last-in, first-out method (LIFO).
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 15, 2006

1A

MITTAL STEEL USA INC.
Consolidated Statements of Operations
(Dollars in millions)

	Year Ended December 31
	2005	2004	2003
Net sales	$9,109	$3,158	$2,223

Operating costs and expenses:
Cost of goods sold (exclusive of depreciation)	7,983	2,487	2,106
Selling, general and administrative	212	40	33
Depreciation	255	100	97

Total	8,450	2,627	2,236

Operating profit (loss)	659	531	(13)

Other (income) expense, net	—	9	(14)
Interest expense, net	159	110	71

Income (loss) before income taxes	500	412	(70)

Provision (benefit) for income taxes	172	153	(17)

Net income (loss)	$328	$259	$(53)

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in millions except share and per share)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55	$81
Restricted cash	8	—
Receivables, net of allowances of $60 and $14	989	277
Inventories	2,508	593
Prepaid expenses and other	135	—
Deferred income taxes	—	28

Total current assets	3,695	979
Long-term assets:
Property, plant and equipment, net	5,779	1,698
Investments in and advances to joint ventures	273	231
Receivable from related companies	109	16
Other assets	307	70
Deferred income taxes	163	293

Total assets	$10,326	$3,287

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$1,019	$243
Payables to related companies	32	25
Accrued salaries, wages and benefits	284	245
Accrued taxes	212	63
Accrued expenses and other liabilities	155	22
Unfavorable contracts	367	—
Current debt and capital lease obligations	42	1
Deferred income taxes	99	—

Total current liabilities	2,210	599

Long-term liabilities:
Related party debt	2,270	810
Debt and capital lease obligations	821	203
Pension and other retiree benefits	1,988	1,508
Other long-term liabilities	684	58

Total long-term liabilities	5,763	2,579

Total liabilities	7,973	3,178
Stockholder equity
Preferred stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding, liquidation value $90	90	90
Common stock, $.01 par value, 1,000 shares authorized, 121 and 180 shares issued and outstanding	—	—
Additional paid-in capital	2,550	576
Retained earnings (deficit)	323	(5)
Accumulated other comprehensive loss	(610)	(552)

Total stockholder equity	2,353	109

Total liabilities and stockholder equity	$10,326	$3,287

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31
	2005	2004	2003
Operating activities:
Net income (loss)	$328	$259	$(53)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	255	100	97
Deferred income taxes	170	150	(28)
Net amortization of purchased intangibles and contracts	(137)	—	—
Undistributed earnings from joint ventures	(50)	(55)	(22)
Loss (gain) from early extinguishment of debt	—	22	(1)
Other non-cash operating expenses	—	2	2
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	178	(62)	42
Inventories	166	(230)	71
Prepaid expenses and other assets	(13)	50	(3)
Accounts payable	71	53	4
Payables to / receivables from related companies	7	19	1
Accrued expenses and other liabilities	(352)	11	29
Deferred employee benefit costs	(150)	(98)	(117)

Net cash provided by operating activities	473	221	22

Investing activities:
Acquisition of ISG, net of cash acquired	(1,472)	—	—
Capital expenditures	(271)	(40)	(112)
Investment in, advances to and distributions from joint ventures, net	37	41	19
Proceeds from sale of property, plant and equipment	15	1	1
Increase in restricted cash and other deposits, net	(7)	—	—

Net cash provided by (used in) investing activities	(1,698)	2	(92)

Financing activities:
Proceeds from revolver borrowings	1,577	2,092	3,403
Repayments of revolver borrowings	(1,577)	(2,332)	(3,388)
Proceeds from long-term debt and note payable to related companies	2,072	—	60
Payments on long-term debt to related companies	(612)	(911)	(9)
Payments of note payable and long-term debt	(183)	(16)	—
Proceeds (payments) — note receivable from related companies, net	(93)	(10)	1
Proceeds from issuance of debt and note payable	—	795	24
Proceeds from sale of common stock	—	256	—
Proceeds (payments) payable to banks	15	2	(2)
Dividends paid	—	(31)	(16)

Net cash provided by (used in) financing activities	1,199	(155)	73

Net change in cash and cash equivalents	(26)	68	3
Cash and cash equivalents — beginning of year	81	13	10

Cash and cash equivalents — end of year	$55	$81	$13

Supplemental disclosures:
Cash paid during the year for:
Interest (net of amount capitalized)	$166	$108	$62
Income taxes, net	98	—	—
See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Consolidated Statements of Stockholder Equity (Deficit)
(Dollars in millions)

			Retained	Accumulated	Total
		Additional	Earnings	Other	Stockholder
	Preferred	Paid-in	(Accumulated	Comprehensive	Equity
	Stock	Capital	Deficit)	Income(Loss)	(Deficit)
Balance at January 1, 2003	$90	$320	$(164)	$(484)	$(238)

Net loss	—	—	(53)	—	(53)
Dividends paid	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	(80)	(80)

Balance at December 31, 2003	90	320	(233)	(564)	(387)

Common stock issued		256			256
Net income	—	—	259	—	259
Dividends paid	—	—	(31)	—	(31)
Other comprehensive income, net of tax	—	—	—	12	12

Balance at December 31, 2004	90	576	(5)	(552)	109

Stock and fees for ISG acquisition	—	1,974	—	—	1,974
Net income	—	—	328	—	328
Other comprehensive loss, net of tax	—	—	—	(58)	(58)

Balance at December 31, 2005	$90	$2,550	$323	$(610)	$2,353

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
(1) Reporting Entity
     Effective December 31, 2005, Mittal Steel USA ISG Inc. (Mittal ISG) merged with another indirect wholly owned subsidiary of Mittal Steel Company N.V. (Mittal), Ispat Inland Inc. (Inland). Mittal ISG was the surviving subsidiary and was renamed Mittal Steel USA Inc. (MSUSA or the Company). On April 15, 2005, Mittal acquired International Steel Group Inc. (ISG) which was renamed Mittal Steel USA ISG Inc. The business combination was accounted for under the purchase method. See Note 3, Acquisition for a description of the ISG acquisition.
     The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control. The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date. The additional paid in capital of Mittal ISG and Inland were combined as of the date of the merger. Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, with Inland as the accounting acquirer. Accordingly, MSUSA conformed it’s accounting policies. These financial statements include the results of Mittal ISG and Inland since they have been under the control of Mittal – for all periods presented for Inland and since April 15, 2005 for Mittal ISG.
(2) Summary of Significant Accounting Policies
(a) Basis of Presentation
     These consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method of accounting, except an iron ore-mining venture, which is proportionally consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation.
(b) Nature of Operations
     MSUSA is a domestic manufacturer of light flat-rolled, plate, wire rod and rail steel products whose customers are located primarily in the United States of America. MSUSA was formed by the merger of ISG and Inland. ISG was formed by a series of acquisitions that acquired the steel producing assets of The LTV Corporation (LTV), Acme Steel Corporation (Acme), Bethlehem Steel Corporation (Bethlehem), Weirton Steel Corporation (Weirton), and Georgetown Steel Company (Georgetown). MSUSA reports its activities as a single segment and serves the automotive, appliance, transportation, machinery and construction markets, either directly or through steel service centers. No single customer represented more than 10% of MSUSA’s total consolidated revenues in 2005 and 2004. During 2003, sales to Ryerson Tull represented 10% of consolidated revenues. Export sales were $528 for 2005, $98 for 2004, and $110 in 2003. The table below shows MSUSA’s shipments by product.

	2005	2004	2003
Hot Rolled	37%	15%	16%
Cold Rolled	15%	59%	60%
Coated	23%	14%	14%
Plate	11%	—	—
Tin Plate	7%	—	—
Bars, Rail and Other	7%	12%	10%

	100%	100%	100%

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
(c) Revenue Recognition
     Revenue is recognized at the time products are shipped in accordance with customer instructions and when all substantial risks of ownership are transferred to the customer. MSUSA provides a full allowance for estimated claims for products that have been shipped that may not meet customer specifications. MSUSA tests its steel products before shipment to provide assurance that they meet customer specifications. MSUSA’s sales agreements do not contain “acceptance” or “right of return” clauses. The allowance is calculated based on claims that have been submitted but not resolved and anticipated future claims based on historical experience. The allowance for claims is a component of the accounts receivable allowances disclosed on the balance sheet and the provision for claims is a component of net sales.
(d) Stock Based Compensation
     In 1999, Mittal established the Global Stock Option Plan that is described more fully in Note 4, Stock Based Compensation. Awards under the plan vest over three years. Prior to 2003, the Company, which participates in the Plan, accounted for stock options under the recognition and measurement provisions of Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.
     Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. This prospective adoption of the fair value provisions of SFAS No. 123 is in accordance with the transitional provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002 for recognizing compensation cost of stock options. There were no stock options granted, modified or settled during 2004 and 2003 and accordingly, no compensation expense was recognized in 2004 and 2003. Options granted in 2005 and related expense were calculated under SFAS No. 123 and are discussed in Note 4, Stock Based Compensation.
     SFAS No. 148 also requires that if awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB No. 25 for any period in which an income statement is presented, a tabular presentation is required as follows:

	2004	2003
Net Income (Loss) – as reported	$259	$(53)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)

Net Income (Loss) – pro forma	$258	$(54)

(e) Income Taxes
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

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
(f) Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid instruments with an original maturity of three months or less and are carried at cost, which approximates market value.
(g) Inventories
     Inventories are stated at the lower of cost or market, which approximates replacement cost. Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead. The components of inventories follow:

	December 31
	2005	2004
FIFO or average cost:
Raw materials	$1,005	$180
Finished and semi-finished goods	1,510	413

	2,515	593
LIFO reserve	(7)	—

Total	$2,508	$593

     Effective January 1, 2005, MSUSA (previously Inland) has changed it’s accounting policies for valuing inventory from FIFO to LIFO. We believe the LIFO method is preferable to the FIFO method because it provides better matching of current revenues and costs in the income statement, primarily as a result of the volatility in the key steel related energy and commodity markets and because it provides better comparability to the LIFO method used by many of the Company’s competitors. We accounted for the change in accounting method under APB No. 20, Accounting Changes. APB No. 20 requires reporting a change in accounting principle (with certain exceptions) in the year of adoption with the cumulative effect on prior periods shown in the income statement in the current year. Only the 2005 financial statements present amounts determined under LIFO. The effect of changing from FIFO to LIFO resulted in a reduction of net income of $4 in 2005. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable primarily because the necessary accounting records since the inception of the Company in 1998, which would be required to compute the cumulative effect, are no longer available.
(h) Assets Held for Sale
     Surplus assets that are not being operated and expected to be sold within one year are recorded as assets held for sale at the lower of the carrying value or fair value, less costs to sell. These assets are not depreciated while classified as held for sale.
(i) Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives range from 3 to 21-1/2 years for machinery and equipment and are 45 years for buildings. Repairs and maintenance that do not significantly improve or extend the lives of the respective assets are expensed as incurred throughout the year. Property, plant and equipment under construction are recorded as construction in progress until they are ready for their intended use; thereafter they are transferred to the related category of property, plant and equipment and depreciated over their estimated useful lives.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     The components of property, plant and equipment, net follow:

	December 31
	2005	2004
Land and land improvements	$138	$47
Buildings	516	194
Machinery and equipment	5,788	2,061
Construction in progress	227	31

Total	6,669	2,333
Accumulated depreciation	(890)	(635)

Total property, plant and equipment, net	$5,779	$1,698

(j) Long-lived Assets
     Long-lived assets are subject to an impairment assessment if there are circumstances that indicate the carrying amount may no longer be recoverable from future operations or sale. The amount of the impairment recognized, if any, is the difference between the carrying amount and the fair value of the asset.
(k) Contingencies
     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated.
     Our estimates of environmental remediation liabilities are based on current technology and existing laws and regulations and site-specific estimated costs developed by management with the assistance of independent engineering consultants. The liabilities recognized under business combination accounting were recorded at their fair value based on the net present value of estimated future cash payments. These amounts are adjusted for accretion of the discount and when the effects of new information or changes in law or technology can be reasonably estimated. Required future recognition of any environmental liabilities unrelated to a business combination will not be discounted.
(l) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The allocation of the cost of acquiring ISG to the assets acquired and liabilities assumed is preliminary. Until we obtain relevant information, such as independent appraisals, the amounts recorded are likely to change. This could reallocate amounts into different categories of long-lived assets. This reallocation could result in depreciating the amounts over different lives or not at all. This could affect the timing of recognition of depreciation, amortization, and other expenses.
(m) Derivative Financial Instruments
     MSUSA is exposed to fluctuations in interest rates and the prices of certain commodities such as natural gas, fuel oil, coke, steel scrap, iron ore and various non-ferrous metals. Management is authorized to use various financial instruments where available to manage the exposures associated with these fluctuations. MSUSA may employ the use of futures, forwards, collars, options and swaps to manage

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
certain exposures when practical. By policy, MSUSA does not enter into such contracts for the purpose of speculation. MSUSA’s policies include establishing a risk management philosophy and objectives, providing guidelines for derivative usage and establishing procedures for control and reporting of derivative activity. For certain transactions MSUSA may elect to account for these transactions as hedges. In this case, the change in value of the effective portion of financial instruments used to hedge certain exposures is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings. Because of the extensive documentation requirements necessary to elect hedge treatment for derivative instruments, during all periods presented we did not elect this accounting. Accordingly, all unrealized gains and losses from the changes in the market value of these instruments were recognized in the period in which the change in value occurred.
(n) Recent Accounting Pronouncements
     SFAS No. 151 — In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will be effective for MSUSA in 2006. Because the majority of our inventories are valued under the LIFO method and were acquired in a business combination that requires inventories be valued at the market price less the cost to complete and a normal selling margin, the impact of adopting SFAS No. 151 will not be material.
     SFAS No. 153 — In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do no have commercial substance. For MSUSA SFAS No. 153 is effective for non-monetary asset exchanges in 2006 and thereafter. This statement will only impact our financial statements to the extent we have non-monetary exchanges in the future. None are presently contemplated.
     SFAS No. 123R — In December 2004, the FASB issued SFAS No. 123R Share Based Payment, which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In March 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the issuer’s first fiscal year beginning after June 15, 2005, which for MSUSA is the first quarter of 2006. The Company started expensing stock options from 2003 using the prospective method. We do not expect that the adoption of SFAS No. 123R on January 1, 2006 to have a material impact on our financial condition, results of operations or cash flows.
     FSP FAS 109-1 — In December 2004, the FASB staff issued FSP FAS No. 109-1 Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 should be

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FAS 109-1 will not have a material impact on our financial condition, results of operations or cash flows.
     FSP FAS 109-2 — In December 2004, the FASB staff issued FSP SFAS No. 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 to provide accounting and disclosure guidance for the repatriation provisions included in the Act. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP SFAS 109-2 will not have a material impact on our financial condition, results of operations or cash flows.
     SFAS No. 154 — In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error, beginning for MSUSA in the first quarter of 2006. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005 and we could not adopt early. The implementation of this standard will not impact our present financial statements and will only impact future financial statements to extent there are future accounting changes or error corrections.
(3) Acquisition
     On April 15, 2005, ISG merged with Park Acquisition Corporation (Park), a wholly owned subsidiary of Mittal, and became a wholly owned subsidiary of Mittal. ISG’s stockholders received $2,072 in cash and 60,891,883 shares of Mittal Class A common shares valued at $1,922.
     Mittal accounted for the acquisition under SFAS No. 141, Business Combinations. We have “pushed down” the effect of the purchase method of accounting to these financial statements. The allocation of the purchase price to assets acquired and liabilities assumed are preliminary and subject to revision. We have not received all information to determine the final values to be assigned. Appraisals of property, plant and equipment and intangible assets are currently underway. We are also evaluating information relating to certain recorded liabilities. The preliminary amounts recorded for the net assets of ISG follows:

Assets:
Receivables, net	$891
Inventories	2,081
Prepaid expenses and other current assets	52
Intangible assets	503
Property, plant and equipment	4,066
Other non-current assets	95

Liabilities:
Debt and capital lease obligations	844
Accounts payable	690
Accrued expenses and other liabilities	923
Pension and other retiree benefits	367
Environmental liabilities	233
Unfavorable contracts	1,060
Deferred taxes	125

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

Net assets recorded	$3,446

Cash paid to stockholders	$2,072
Bankers’ fees and other transaction costs (paid by parent)	52
Cash acquired	(600)

Cash paid, net	1,524
Value of stock issued	1,922

Total purchase price, net of cash acquired	$3,446

     Intangible assets consist of $4 assigned to patents and $499 assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years or 2.0 years on a weighted average basis. The fair value of $1,060 assigned to unfavorable supply and sales contracts is being amortized over the term of the associated contracts ranging from one to 15 years or 3.2 years on a weighted average basis. We recognized $137 of income during the period related to the net amortization of these items. The net aggregate amortization income (expense) for each of the next five years follows:

2006	$288
2007	(10)
2008	(9)
2009	(4)
2010	—
     In connection with this acquisition, we identified certain facilities we will no longer operate. We have permanently idled the iron and steel producing operations at our Weirton plant and announced the permanent idling of our AK-ISG joint venture in early 2006. This will affect about 1,000 employees. We recorded a $100 liability including $45 for contract termination costs and $55 for severance and other employee benefits. To date no material amounts have been spent.
     The following unaudited pro forma data for MSUSA includes the results of operations of ISG as if the merger had been consummated at the beginning of each period presented. The pro forma adjustments include the effects of the increased value of property, plant and equipment, amortization of intangibles and other acquisition costs. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	2005	2004
	(unaudited)
Net sales	$12,237	$12,630
Net income	$546	$831
(4) Stock Based Compensation
     Under the terms of the Mittal Global Stock Option Plan, Mittal may grant options to purchase common stock to senior management of Mittal and its affiliates for up to 10,000,000 shares of common stock. The exercise price of each option equals not less than the fair market value of Mittal stock on the date of grant, with a maximum term of 10 years. Options are granted at the discretion of the Mittal Board of Director’s Plan Administration Committee or its delegate. The options vest either ratably upon each of

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
the first three anniversaries of the grant date, or, in total, upon the death, disability or retirement of the participant.
     Prior to 2003, the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of Mittal stock at the date of the grant over the amount an employee must pay to acquire the stock. As indicated above, all options were granted at an exercise price equal to or greater than the fair market value on the date of grant and no compensation expense was recognized in the financial statements. We have decided to expense stock-based compensation under the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified or settled after January 1, 2003. (See Note 2, Summary of Significant Accounting Policies.)
     The fair value of options granted in 2005 was $13 as determined by the Black-Scholes option pricing model. We recognized compensation expense of $2 in 2005 related to those options. There were no options granted in 2004 or 2003. The following assumptions were used to value those options granted in 2005:

Dividend yield	1.44%
Expected annualized volatility	52%
Discount rate – Bond equivalent yield	4.50%
Expected life in years	6
     The status of the Mittal Plan with respect to MSUSA follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Options outstanding - beginning of the year	469,080	$6.06	1,615,100	$7.67	1,579,500	$7.29
Granted	998,750	28.75	—	—	—	—
Exercised	(122,599)	5.20	(815,088)	8.01	(62,200)	7.25
Forfeitures	—	—	(235,000)	9.97	—	—
Transfers	(13,000)	5.95	(95,932)	6.95	97,800	7.61

Options outstanding - end of year	1,332,231	$23.15	469,080	$6.06	1,615,100	$7.67

Options exercisable - end of year	333,481	$6.38	389,327	$6.75	1,270,723	$9.12

		Weighted
Exercise Prices	Shares Outstanding	Average Life	Options Exercisable
$11.94	90,149	3.71	90,149
8.57	79,350	4.42	79,350
2.26	163,982	6.26	163,982
28.75	998,750	9.65	—
The weighted average remaining life of options outstanding and options exercisable at December 31, 2005 is 8.52 years and 5.13 years.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     Upon completion of the acquisition of ISG, stock rights issued under a former ISG Stock Appreciation Rights Plan were converted into similar rights in Mittal Stock. These stock rights were granted to certain key employees and provide employees a cash payment after vesting for the difference between the stock rights price and the market value of the stock on the date of exercise, with the award limited to 200% of the stock rights price. Stock rights vest in four substantially equal installments and expire five years after grant. No compensation expense was recognized during the year ended December 31, 2005.

	April 15 through
	December 31, 2005
		Weighted
		Average
	Rights	Price
Stock Rights outstanding — at the date of acquisition	1,259,709	$15.27
Granted	—	—
Exercised	(295,005)	4.07
Canceled or forfeited	(155,835)	18.06

Stock Rights outstanding — end of year	808,869	$18.81

Stock Rights exercisable — end of year	152,789	$25.47

(5) Income Taxes
     The U.S. and foreign components of income (loss) before income taxes follows:

	2005	2004	2003
United States	$514	$412	$(70)
Foreign	(14)	—	—

Total	$500	$412	$(70)

     The provision (benefit) for income taxes follows:

	2005	2004	2003
Current:
Federal	$—	$3	$11
State	2	—	—
Deferred:
Federal	153	133	(27)
State	17	17	(1)

Total	$172	$153	$(17)

     A reconciliation of income taxes at the statutory U.S. tax rate of 35% to the recorded provision (benefit) follows:

	2005	2004	2003
Taxes at statutory rate	$175	$144	$(25)
State and local income taxes, net of federal effect	15	11	(1)
Adjustment for uncertain tax positions	(8)	—	10
Percentage depletion	(12)	—	(2)
Other	2	(2)	1

Total	$172	$153	$(17)

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     We record deferred taxes for operating loss and tax credit carrryforwards and temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The components follow:

	December 31,
	2005	2004
Current deferred tax assets:
Financial accruals and reserves	116	39
Current deferred tax liabilities:
Inventory	(203)	(5)
Other	(12)	(6)

Net current deferred tax asset (liability)	$(99)	$28

Non-current deferred tax assets:
Net operating loss carryforwards and AMT credits	$504	$246
Minimum pension liability	387	361
Employee benefit costs	369	270
Intangibles and unfavorable contracts	163	—
Environmental liabilities	85	—
Other	35	19
Valuation allowance	(31)	—

Total non-current deferred tax assets	1,512	896

Non-current deferred tax liabilities:
Property, plant and equipment	(1,298)	(537)
Other	(51)	(66)

Net non-current deferred tax asset	$163	$293

     The acquisition of ISG on April 15, 2005, while accounted for under the purchase method for financial reporting, did not affect the historic tax attributes of ISG. These attributes are composed of net operating loss (NOL) carryforwards, alternative minimum tax (AMT) credit carryforwards and temporary differences related to the tax basis of depreciable property and inventory. The tax attributes carried over include the historic attributes from Bethlehem acquired by ISG in May 2003. The acquisition of Bethlehem’s assets was structured as a tax-free reorganization under Code Section 368(a)(1)(G). Internal Revenue Code (IRC) section 382 limits the historical tax attributes of Bethlehem.
     At December 31, 2005, we had federal NOLs of about $1,140, of which about $620 are available after applying the limitations under IRC Section 382, and about $520 that were generated by Inland. We also had $35 of AMT credits, of which about $26 are subject to IRC Section 382 limits. The NOLs expire in varying amounts from 2006 through 2023 and the AMT credits can be carried forward indefinitely.
     SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is “more likely than not” (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. At December 31, 2005 we have recorded a valuation allowance of $31 for items that are not expected to generate a future tax benefit. These items include certain state tax benefits and benefits related to our Trinidad operations. Of this amount, about $20 was recorded in connection with the ISG acquisition.
     Our income tax returns are subject to audit by the Internal Revenue Service and state tax authorities. The IRS has audited the tax returns of Inland through 2000. An audit of the ISG tax returns for the years 2002 through 2004 will begin shortly. The amounts recorded for income taxes reflect our tax positions

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
based on research and interpretations of complex laws and regulations plus additional amounts because of the uncertainty in estimating any amounts that might be due in the resolution of these tax matters in the audit process. The most significant uncertainties relate to the Bethlehem tax attributes. Resolution of tax issues related to ISG activities prior to the acquisition will be reflected as an adjustment to the net assets acquired from ISG. Future resolution of tax issues should not materially affect our financial results, although they could have a significant impact on cash flow.
(6) Comprehensive Income (Loss)

	2005	2004	2003
Net income (loss)	$328	$259	$(53)

Other comprehensive income (loss):
Minimum pension liability	(95)	(28)	(126)
Taxes on minimum pension adjustment	37	11	46
State tax rate adjustment	—	29	—

Total other comprehensive income (loss)	(58)	12	(80)

Total comprehensive income (loss)	$270	$271	$(133)

(7) Debt and Capital Lease Obligations

	December 31,
	2005	2004
Senior Notes, 6.50%, due April 2014	$500	$—
PBGC convertible note, 6.00% due May 2007	35	—
MABCO note, 5.00%, due May 2019	5	—
Coke oven battery, 3.50%, due May 2015	147	—

Total	687	—

First Mortgage Bonds:
Series R, 7.90% due January 2007	—	28
Pollution Control Series 1977, 5.75% due February 2007	17	18
Pollution Control Series 1993, 6.80% due June 2013	—	25
Pollution Control Series 1995, 6.85% due December 2012	—	12

Total First Mortgage Bonds	17	83

Industrial Development Revenue Bonds:
Pollution Control Project No. 11, 7.125% due June 2007	20	21
Pollution Control Project No. 13, 7.25% due November 2011	38	37
Exempt Facilities Project No. 14, 6.70% due November 2012	5	5
Exempt Facilities Project No. 15, 5.75% due October 2011	50	50
Exempt Facilities Project No. 16, 7.00% due January 2014	8	8

Total Industrial Development Revenue Bonds	121	121

Capital Lease Obligations:
Wide slab caster, 9.86%, payable September 2007	26	—
Other	12	—

Total Capital Lease Obligations	38	—

Total debt and capital lease obligations	863	204
Current portion	(42)	(1)

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

	December 31,
	2005	2004
Long-term portion	$821	$203

Related Party Debt:
Mittal Steel USA Finance LLC term loan, floating rate, due April 2010	$1,000	$—
Mittal Steel USA Finance LLC term loan, floating rate, due April 2010	700	—
Ispat Inland Finance, LLC Series Y Senior Secured, floating rate, due April 2010	150	150
Ispat Inland Finance, LLC Series Z, Senior Secured, due April 2014 (net of $3 discount)	420	420
Mittal Advance — Ispat International NV, due June 2014	—	47
Mittal Advance — Ispat International Group Finance, due June 2014	—	193

Total related party debt	$2,270	$810

     (a) Maturities
     The maturities of long-term debt and required capital lease payments (including related party debt) at December 31, 2005 follows:

2006	$42
2007	90
2008	20
2009	19
2010	1,866
Thereafter	1,096

Total	$3,133

     (b) Senior Notes
     On April 14, 2004, ISG issued $600 of senior, unsecured debt securities (Senior Notes) due April 14, 2014. The debt securities bear interest at a rate of 6.5%. Interest on the Senior Notes is payable semi-annually beginning in October 2004. We are not required to make mandatory redemption or sinking fund payments prior to maturity. However, we may redeem the Senior Notes, in whole or in part, at our option, at any time at a redemption price equal to the greater of 100% of the principal amount of the debentures to be redeemed or the sum of the present value of the remaining scheduled payments. Any time prior to April 15, 2007, we may also redeem on one or more occasions up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 106.50% of the principal amount, plus accrued interest and Special Interest (as defined in the Indenture), if any, to the redemption date, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of Senior Notes issued (excluding Senior Notes held by the Company or its Subsidiaries) remains outstanding immediately after the redemption and the redemption occurs within 90 days after the consummation of the equity offering.
     The associated indenture governing the Senior Notes contain certain covenants that are typical of investment grade debt.
     On July 22, 2005 we purchased $100 of the Senior Notes at a price of $99.625 plus accrued and unpaid interest. Subsequent to the purchase, $500 par value of the Senior Notes remains outstanding.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     (c) PBGC Convertible Note
     We have a $35 convertible note with the Pension Benefit Guaranty Corporation (PBGC). The PBGC convertible note bears interest at 6.0% and requires semi-annual interest payments. The note is convertible at the PBGC’s option into 35,597.45 shares of Mittal common stock for each $1 in principal and interest outstanding at any time prior to maturity. The note is redeemable after May 6, 2006 and the principal is due in full on May 6, 2007. It is subordinated to all of our senior indebtedness.
     (d) MABCO Note
     In connection with the Weirton asset acquisition, we issued a $5 promissory note due 2019. The note bears interest at 5.0% with principal and interest payments due annually beginning in May 2005.
     (e) Coke Oven Installment Purchase
     In May 2005, we took ownership of the coke battery we were leasing from DTE Burns Harbor, LLC, as required in the lease. The sale agreement requires minimum payments totaling $6 per year with additional payments based on coke production through 2015.
     (f) First Mortgage Bonds
     In the fourth quarter of 2005, we fully redeemed our Series R, 7.9% Bonds due January 2007, for $28, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. We also fully redeemed Pollution Control Series 1993, 6.8% Bonds due June 2013, for $23, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Additionally, we fully redeemed Pollution Control Series 1995, 6.85% Bonds due December 2012, for $12, at a redemption price equal to 102% of the principal amount plus accrued and unpaid interest. Finally, we called our Pollution Control Series 1977, 5.75% Bonds due February 2007 with a call date of February 1, 2006.
     In December 2004, Mittal purchased $256 of the Company’s capital stock. Later that month, with the proceeds from the sale of stock, we redeemed $228 principal amount of its Series Z Bonds from an affiliate, which in turn used the proceeds to redeem $228 principal amount of its 9.75% Senior Secured Notes due 2014, at a redemption price equal to 109.75% of the outstanding principal amount redeemed, plus accrued and unpaid interest. We recognized a $22 loss on this early redemption. After giving effect to this redemption, $420 (Net of $3 discount) of the Company’s Series Z Bonds and an affiliate’s 9.75% Senior Secured Notes remain outstanding. Also in 2004, we purchased $1 of our Pollution Control Series 1977 Bonds at discounts from face value.
     The First Mortgage Bonds are solely obligations of the Company and have not been guaranteed or assumed by or, otherwise, become the obligation of Mittal or any of its other subsidiaries. Each series of First Mortgage Bonds issued by the Company is limited to the principal amount outstanding, with the Pollution Control Series 1977 Bonds and the Series R First Mortgage Bonds subject to a sinking fund. A substantial portion of the property, plant and equipment owned by the Company at its Indiana Harbor East facility is subject to the lien of the First Mortgage. This property had a book value of approximately $1,531 on December 31, 2005.
     (g) Industrial Development Revenue Bonds
     The Industrial Development Revenue Bonds bear interest at rates that range from 5.75% to 7.25% and pay interest semi-annually. These bonds are unsecured and only the Pollution Control Project No.13,

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
7.25% Bonds due November 2011 has an early redemption feature. This bond may be redeemed in August 2006 at a redemption price of 102% of the outstanding principal amount.
     (h) Capital Lease Obligations
     The capital lease of components of the slab caster at Sparrows Point requires payments of $9 per year through 2007.
     (i) Related Party Debt – Term Loan
     On April 20, 2005 we entered into definitive agreements as borrower with respect to a new $1 billion term loan facility and a new $700 term loan facility. Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal is the lender under each of the term loan facilities. In addition, on April 20, 2005, we entered into a promissory note in the amount of $425 with Mittal Steel Holdings N.V., a wholly owned subsidiary of Mittal. The Company repaid the promissory note in full in a series of transactions completed on June 20, 2005.
     All three of aforementioned intercompany borrowings were entered into as part of the financing arrangements to pay the cash portion of the merger consideration to ISG’s former stockholders. The two term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal borrowed under a credit agreement, dated as of April 7, 2005 among Mittal and certain subsidiaries of Mittal as original borrowers, and ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory to the credit agreement and HSBC Bank Plc, as facility agent.
     The Company drew down on each of the term loan facilities in the principal amounts of $1 billion and $700 on April 21, 2005. Each of the term loan facilities will mature on April 21, 2010. Each term loan facility contains general undertakings which principally requires that all of the Company’s transactions with affiliates be conducted on an arms length basis and limits the Company’s ability to incur additional indebtedness, consummate certain extraordinary business transactions such as mergers, and create liens on its properties.
     The Company is required to pay interest on each of the term loan facilities at an annual rate for each applicable interest period equal to the sum of (i) a margin, initially set at 0.475% and then subject to adjustment based on Mittal’s unsubordinated unsecured debt rating plus 0.125%, and (ii) the London Interbank Offering Rate (LIBOR) for the applicable interest period. The initial interest period for each of the term loan facilities is six months and then shall be agreed between borrower and lender for subsequent periods not to exceed six months.
     (j) Related Party Debt – Senior Secured Debt
     In March 2004, a newly created indirect subsidiary of Mittal, Ispat Inland, ULC (Borrower) issued $800 principal amount of senior secured notes: $150 of floating rate notes bearing interest at LIBOR plus 6.75% due April 1, 2010 and $650 of fixed rate notes bearing interest at 9.75% (issued at 99.212% to yield 9.875%) due April 1, 2014 (the Senior Secured Notes). Also in March, 2004, the Company issued $800 principal amount of First Mortgage Bonds (Series Y, in a principal amount of $150, and Series Z, in a principal amount of $650) to Ispat Inland Finance, LLC, an affiliate of the Borrower, which, in turn, pledged them to the trustee for the Senior Secured Notes as security.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. At December 31, 2005, the Company had an outstanding balance of $570 (Net of $3 discount) for the Senior Secured Notes.
     The Company is obligated to pay interest on the Series Y Senior Secured Notes at the rate paid on the floating rate Senior Secured Notes, plus one-half of one percent per annum, and on the Series Z Senior Secured Notes at a rate of 10.25%.
     The terms of the Senior Secured Notes place certain limitations on the ability of the Company and the Company’s subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or repurchase or redeem stock, (iii) make investments, (iv) sell assets, (v) incur liens, (vi) enter into agreements restricting their subsidiaries’ ability to pay dividends, (vii) enter into transactions with affiliates, (viii) engage in certain businesses and (ix) consolidate, merge or sell all or substantially all of its or their assets.
     The indenture under which the Senior Secured Notes were issued also contains limitations on the ability of the Borrower and the guarantors, other than Mittal and those that are not subsidiaries of the Company to, among other things, engage in business activities, other than performing their obligations under the indenture, incur additional indebtedness, and pay dividends. The indenture also contains limited covenants that are applicable to Mittal. These limitations are subject to a number of exceptions and qualifications.
     At December 31, 2005, the restrictions in the indenture for the Senior Secured Notes on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock limited such payments to $503.
     In January 2006, both Moody’s and S&P rated the Senior Secured Notes as investment grade. Under terms of the indenture, this resulted in the suspension of many of these limitations and restrictions, including restrictions on paying dividends or making other distributions to shareholders and the repurchase or redemption of stock.
     (k) Related Party Debt – Mittal Advance
     On January 6, 2005, the Company repaid the advances from Mittal and one of its subsidiaries. The total amount of the repayment was $246, which included principal payments of $240 and interest payments of $6.
     (l) Former Credit Facilities
     Ispat Inland Administrative Service Company (IIASC), a wholly owned subsidiary established to provide a supplemental source of funds, had a $190 committed revolving credit facility with a group of banks, extending to February 2006. We agreed to sell substantially all of Inland’s receivables to IIASC to secure this facility. Provisions of the credit agreement limited or prohibited the Company from merging, consolidating, or selling its assets and required IIASC to meet minimum net worth and leverage ratio tests. On December 30, 2005, this facility was terminated.
     The Company also had an approximately $200 committed revolving credit facility secured by its inventory, spare parts, mobile equipment and the Company’s ownership interest in IIASC, extending to April 2007. On December 30, 2005, this facility was terminated.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     In connection with the financing of the acquisition of Inland, an affiliate of the Company and wholly owned indirect subsidiary of Mittal, Ispat Inland, L.P., entered into a Credit Agreement dated July 16, 1998, as amended (the Credit Agreement) for a senior secured term credit facility and letter of credit with a syndicate of financial institutions for whom Credit Suisse First Boston was the agent. The Credit Agreement consisted of a $350 Tranche B Term Loan due July 16, 2005, a $350 Tranche C Term Loan due July 16, 2006, and a $160 letter of credit that expired on July 9, 2003.
     (m) Other Information
     Interest costs incurred totaled $171, $110, and $73 for the years 2005, 2004, and 2003. Included in these totals is capitalized interest of $3, $0, and $2.
     Based on quoted market values, the borrowing rates currently available to us and other available information, the fair market value of long-term debt approximates the carrying value at December 31, 2005.
     At December 31, 2005 we were in compliance with all debt covenants.
(8) Related Party Transactions
The table below summarizes the related party balances and transactions (see Note 7, Debt and Capital Lease Obligations, for a discussion of related party debt):

	December 31,
	2005	2004
Accrued interest expense to Mittal Steel USA Finance LLC	$16	$—
Accrued interest expense to Ispat Inland Finance LLC	15	15
Accrued interest on advances from Inland International	—	6
Net payable consisting of trade and interest receivable	1	4

	$32	$25

Receivable from Mittal Steel Holdings NV	$95	$—
Receivable from Ispat Inland, LP	14	16

	$109	$16

	2005	2004	2003
Interest expense to Mittal Steel USA Finance LLC	$50	$—	$—
Interest expense to Ispat Inland Finance LLC	59	70	37
Interest expense on Advances from Mittal and other subsidiaries	4	13	9
Interest income on notes receivable from related companies	3	2	1
Mittal charges for management, financial and legal services	33	10	5
Ispat North America Holding Inc. corporate expense allocation	—	—	1
MSUSA charges to Mittal for operating and technical services	4	4	2
MSUSA purchases of inventory from subsidiaries of Mittal	125	112	57
MSUSA sales of inventory to subsidiaries of Mittal	16	13	6
     Our I/N Kote joint venture is required to buy all of its cold rolled steel from the Company. Sales to I/N Kote were $361, $323 and $343 for the years ended December 31, 2005, 2004 and 2003. The Company’s receivable with I/N Kote was $4 at December 31, 2005. The Company also has rights to the

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
productive capacity of the I/N Tek facility, except in certain limited circumstances and, under a tolling arrangement, has an obligation to use the facility for the production of cold rolled steel. Under the tolling arrangement, the Company was charged $144, $149 and $137 for the years ended December 31, 2005, 2004 and 2003. The Company’s payable with I/N Tek was $1 at December 31, 2005.
(9) Contingencies
     At December 31, 2005 and 2004, we guaranteed $26 and $41 of long-term debt attributable to I/N Kote, one of our equity investments. This debt matures on January 12, 2007. Since we account for our investment in I/N Kote under the equity method, the debt is not recorded directly in the our balance sheet. Our guarantee could be invoked in an event of default as defined in the provisions of the loan agreement. In addition to III Kote Inc.’s (a wholly owned subsidiary) 50% share of the remaining principal balance, we also guarantee any outstanding interest due, both of which bear interest when in default at a rate equal to the higher of (1) the prescribed borrowing rate on the loan, or (2) the Bank’s (Mizuho Corporate Bank Limited) prime rate, plus 2%. If we performed on the guarantee, we would continue to own our share of I/N Kote, subject to the Bank’s security interest in the assets of I/N Kote. We are also required to maintain a minimum tangible net worth. We were in compliance with this test as of December 31, 2005.
     In July 1998, we entered into an agreement (the Agreement) with the PBGC to provide certain financial assurances with respect to the Company’s Pension Plan. In accordance with this Agreement, the Company provided the PBGC a $160 letter of credit which expired on July 9, 2003, and has made certain specified contributions to its Pension Plan. In addition, the Company granted to the PBGC a first priority lien on selected assets. In July 2003, the Company reached an agreement with the PBGC regarding alternative security for the $160 letter of credit. The letter of credit was allowed to expire, and in its place, the Company agreed to make contributions to its Pension Plan of $160 over the next two years and 50% of excess cash flows ($147 for 2004 was paid in 2005) as defined in its agreement with the PBGC. Under the agreement, the Company contributed $50 in July 2003, $83 in 2004, and an additional $28 in 2005. Additionally, the Company pledged $160 of non-interest bearing notes to the PBGC as security until the remaining $110 has been contributed to the Pension Plan and certain tests have been met.
     Under terms of the Agreement, it terminates upon the earlier of either the Pension Plan being fully funded under ERISA or the Company meeting certain financial measures. We believe the necessary financial measures have been met as of December 31, 2005 and, as such, the Agreement has terminated eliminating its contribution requirements in 2006 and beyond and eliminating the collateral requirements. The PBGC is yet to review the audited 2005 financial statements and acknowledge the termination of the Agreement in connection with the satisfaction of the financial measures.
     We are subject to various legal actions and contingencies in the normal course of conducting business. We recognize liabilities for such matters when a loss is probable and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with certainty. While the resolution of these matters may have a material effect on the results of operations and cash flows of a particular quarter or year, the Company believes that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on its competitive position in the steel industry or financial position.
     We have guaranteed an operating lease of substantially all of the assets of our AK-ISG joint venture. We announced the indefinite idling of the facility in December 2005 and do not expect our joint venture to have sufficient resources to pay the lease. Accordingly, we recorded a liability of $11 for our share of future minimum payments and other obligations.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     In 1993, we established a partnership, PCI Associates, with a subsidiary of NiSource Inc. to lease from General Electric Capital Corporation equipment located at Indiana Harbor East for the injection of pulverized coal into our blast furnaces. The lease runs until 2011. In 2003, NiSource sold its portion of PCI Associates to Primary Energy Steel LLC. We have certain responsibilities upon the failure of PCI Associates to pay certain amounts due, to perform certain duties under the PCI lease, or the insolvency of Primary Energy Steel LLC. So long as we are the operator of the facility, we are required to reimburse the lessor for certain amounts due or to perform such actions under the lease relating to its operations. The guaranteed amounts and duties do not pertain to the base rents due under the lease, which are the responsibility of Primary Energy Steel LLC. We could be responsible for our percentage of the liabilities, costs or expenses associated with specified misrepresentations or covenant breaches, discounted at 10%. We cannot reasonably estimate the amounts which could be due under this guarantee, however, it is not likely that resulting payment obligations in connection with any such arrangements could materially affect our financial position or results of operations. We have not recognized any liability associated with this guarantee.
     The Company and an independent, unaffiliated producer of raw materials are parties to a long-term supply agreement under which we were obligated to fund an escrow account to indemnify the producer of raw materials for the continuing availability of certain tax credits that extend until January 1, 2008. No contributions to the escrow are required at this time as and we believe the likelihood of the specific contingency occurring is remote. If there is any loss, disallowance or reduction in the allowable tax credits applicable to the raw materials previously sold to the Company, we are required to repay the producer the amount by which the cost of the raw materials was decreased as a result of such tax credits, subject to certain adjustments, plus interest. As of December 31, 2005, the cumulative cost reduction due to such tax credits totaled $213.
     Cleveland-Cliffs Inc. has a contract to supply the Company requirements for iron ore pellets through 2016 for its Cleveland and Indiana Harbor West facilities. This agreement will renew on an annual basis after 2016, unless either party gives at least two years’ advance notice of termination. The agreement specifies product quality requirements and provides the Company with the right to negotiate price adjustments or to refuse to accept shipments of products in some circumstances. The prices the Company pays for iron ore pellets under the agreement are subject to annual adjustments for changes in certain price indices and selling prices for certain steel products. With ISG’s acquisition of Weirton, the Company assumed Weirton’s agreement with Cleveland-Cliffs Inc. and agreed to certain amendments as part of the assignment. Cleveland-Cliffs Inc. supplied a portion of Weirton’s pellet requirements in 2004 and 2005 and for the period 2006 to 2018 the contract provides that Cleveland-Cliffs Inc. will supply a tonnage amount equal to total annual iron ore pellet tonnage requirements, with a minimum annual purchase obligation of two million tons per year required for consumption in Weirton’s iron and steel making facilities in any year. The other terms of the agreement are generally similar to the Company’s other iron ore pellet contracts with Cleveland-Cliffs Inc. but only require a one year advance notice of termination. United States Steel Corporation also supplied a portion of the requirements for iron ore pellets at the Weirton facility in 2004 and 2005.
     Late in 2005, the Company announced the indefinite idling of the blast furnaces at the Weirton facility and also entered into discussions with Cleveland-Cliffs about the Weirton situation and significant volume and pricing issues under all of the Company’s contracts with Cleveland-Cliffs. The Company cannot determine at this time whether these discussions will result in a negotiated resolution of the issues.
     Other contingent liabilities arise periodically in the normal course of business. In the opinion of management, any such unrecognized matters that are reasonably possible at December 31, 2005, would not have a material effect on our financial position, results of operations or cash flows.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
(10) Pension and Other Postretirement Benefit Plans
     Under our labor agreement with the United Steelworkers of America (USW), the Company and the USW established defined contribution benefit trusts (VEBA) to fund pensions and retiree medical and death benefits for retirees and dependents from certain USW represented bargaining units. In 2004, we established a similar agreement with the Independent Steel Workers Union (ISU) at our Weirton facility. Initial contributions to the pension trust are based on an amount per employee and continuing contributions range from $1.00 to $2.80 per hour paid. The related expense was $39 for 2005. Contributions to the VEBA are based on our quarterly EBITDA and certain overtime hours worked as defined in the agreements. Expense was $75 for 2005. No amounts were expensed or paid in 2004 and 2003.
     We maintain a qualified savings plan for salaried employees under Section 401k of the Internal Revenue Code under which we match a specified portion of any employee contributions to the plan. Company contributions vest immediately and were approximately $9 in 2005, $4 in 2004, and $4 in 2003.
     We provide a non-contributory defined benefit pension plan covering substantially all USW represented employees at our Hibbing Taconite joint venture and our Indiana Harbor East (the former Inland) facility. Hibbing’s benefits for hourly employees are based on years of service and compensation. Benefits for employees represented by the USW at Indiana Harbor East are determined as a monthly benefit at retirement based on a fixed rate and service. We expect to contribute up to $300 to the Inland trust in 2006, depending on operating cash flows. There are no PBGC or ERISA funding requirements in 2006.
     Hibbing’s non-represented salaried employees and certain non-represented salaried employees of the former Inland also receive defined pension benefits. Only those Inland employees hired before December 31, 2002 receive defined pension benefits. Employees at other facilities are not covered by a defined benefit pension plan. Benefits for most eligible salaried Inland employees are determined under a “Cash Balance” formula with an account balance for each participant that grows as a result of interest credits and of allocations based on a percent of pay. Benefits for other eligible Inland employees are determined as a monthly benefit at retirement depending on final pay and service.
     Substantially all USW represented employees are covered under postretirement life insurance and medical benefit plans that require deductible and co-insurance payments from retirees. The postretirement life insurance benefits are primarily specific amounts for hourly employees. ISG’s agreement with the USW capped the Company’s share of the healthcare costs at 2008 levels for years 2010 and beyond. In 2005, we reached a new labor agreement with our employees at Indiana Harbor East that capped the healthcare costs at 2008 levels beginning in 2010. As a result of this cap, we reduced our Accumulated Postretirement Benefit Obligation (APBO) by $272 and will recognize lower expense in future years. We are not required to pre-fund any amounts under the defined benefit postretirement plans and expect the benefits to be paid in 2006 to be about $76.
     ISG’s labor contract with the USW provided defined benefit retiree medical and death benefit plans covering employees who are eligible to retire under the current labor agreements. ISG did not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires. MSUSA also does not plan to provide defined healthcare benefits to employees retiring after the current contract expires. Instead we would expect to develop a plan similar to the VEBA for retirees from predecessor companies. We have recognized a healthcare obligation for active employees expected to retire after the expiration of the current agreement. If we are successful in replacing our defined benefit

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
plans with a defined contribution plan, we may, based on specific facts and circumstances, recognize a gain in our financial statements at that time.
     Hibbing also provides retiree medical and death benefits to most full-time employees, hired before January 1, 1993, with 30 years of service or employees who are 60 years of age with 15 years of service. A labor agreement in 2004 capped the joint venture’s share of healthcare costs at 2008 levels for the years 2009 and beyond. Our prorated required contribution to the Hibbing plan for other benefits based on net tons produced in 2005 and expected benefit payments will be $10 in 2006.
     Certain non-represented salaried employees of the former Inland also receive retiree medical benefits. Effective January 1, 2006, we have eliminated health care and prescription drug coverage for the Medicare-eligible, salaried pensioners who retired after 1984 due to the availability of both medical and prescription drug coverage through Medicare. Those employees who as of January 31, 2006 have 30 years of service or more or are at least age 55 with at least 10 years of service will receive retiree medical benefits until they become eligible for Medicare. Prior to 2006, substantially all non-represented salaried employees were eligible for retiree medical benefits. As a result of this change in benefits we recognized accelerated credit for prior service costs in income of $13 in 2005.
     In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP supersedes FSP No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which was issued in January 2004. FSP No. 106-2 provides specific guidance on accounting for the effects of the Act for employers sponsoring post-retirement health care plans that provide certain prescription drug benefits. Additionally, this guidance allows companies who elected to follow the deferral provisions of FSP No. 106-1, and whose prescription drug benefit plans are actuarially equivalent to the benefit to be provided under Medicare Part D, to either reflect the effects of the federal subsidy to be provided by the Act in their financial statements on a prospective basis or a retroactive basis.
     We determined that the prescription drug benefit provided by our post-retirement benefit plan was at least actuarially equivalent to those of Medicare Part D and, accordingly, we will be entitled to the federal subsidy when it begins in 2006. In 2004, we adopted the provisions of FSP No. 106-2, and applied these provisions on a retroactive basis effective January 1, 2004. We calculated the effect of the Medicare subsidy on our APBO as of December 8, 2003, the date of the Act’s enactment (all other actuarial assumptions as of November 30, 2003 were not changed). Based on this calculation, we recognized a reduction of on our net periodic post-retirement benefit expense of $6 in 2004. Additionally, the APBO was reduced by $69. Other factors including the discount rate and other actuarial assumptions mitigated the gain. The amounts recognized in the financial statements for the employees at the former ISG locations at the time of the ISG acquisition were calculated considering the effect of the Medicare subsidy.
     Our pension and other postemployment benefits information, at our measurement date of November 30, follows:

	Pension		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation – beginning of year	$2,667	$2,556	$882	$907
ISG acquisition	105	—	315	—
Plan changes	29	—	(279)	—
Service cost	38	38	12	8
Interest cost	159	154	63	51

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

	Pension		Other Benefits
	2005	2004	2005	2004
Benefits paid	(218)	(209)	(75)	(71)
Net actuarial losses	175	128	56	(13)

Benefit obligation — end of year	2,955	2,667	974	882

Accumulated benefit obligation for pensions	2,941	2,664	n/a	n/a

Change in plan assets:
Fair value of plan assets — beginning of year	1,923	1,781	—	—
ISG acquisition	69	—	19	—
Net company contributions	181	107	78	71
Benefits paid	(218)	(209)	(75)	(71)
Actual return on plan assets	205	244	1	—

Fair value of plan assets — end of year	2,160	1,923	23	—

Funded status of plan:
Unfunded obligation	(795)	(744)	(951)	(882)
Unrecognized actuarial loss	1,011	908	168	93
Unrecognized prior service cost (credit)	79	58	(403)	(143)
Contribution received after measurement date	—	5	—	—

Net prepaid (accrued) cost	$295	$227	$(1,186)	$(932)

Recognized on the balance sheet:
Intangible pension asset	$79	$58	$—	$—
Liabilities	(784)	(736)	(1,186)	(932)
Accumulated other comprehensive income	1,000	905	—	—

Total	$295	$227	$(1,186)	$(932)

	Pension			Other Benefits
	2005	2004	2003	2005	2004	2003
Weighted average assumptions:
Discount rate:
Inland and ISG	5.85%	6.05%	6.25%	5.85%	6.05%	6.25%
Hibbing	5.50%	n/a	n/a	5.50%	n/a	n/a
Expected long-term return on plan assets:
Inland	9.50%	9.50%	9.50%	n/a	n/a	n/a
Hibbing	8.50%	n/a	n/a	6.50%	n/a	n/a
Average rate of compensation increase:
Inland	3.00%	3.00%	3.00%	n/a	n/a	n/a
Hibbing	4.00%	n/a	n/a	n/a	n/a	n/a
Projected health care cost trend rate:
Inland	n/a	n/a	n/a	4.50%	4.50%	4.50%
ISG	n/a	n/a	n/a	11.20%	n/a	n/a
Hibbing	n/a	n/a	n/a	8.00%	n/a	n/a
Ultimate trend rate:
ISG	n/a	n/a	n/a	4.50%	n/a	n/a
Hibbing	n/a	n/a	n/a	5.00%	n/a	n/a
Year ultimate trend rate is achieved:
ISG	n/a	n/a	n/a	2014	n/a	n/a
Hibbing	n/a	n/a	n/a	2010	n/a	n/a

Net periodic benefit cost:

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

	Pension			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$38	$38	$34	$12	$8	$8
Interest cost	159	154	159	63	51	58
Expected return on plan assets	(183)	(185)	(186)	(1)	—	—
Amortization of unrecognized actuarial loss	55	38	10	4	—	—
Amortization of unrecognized prior service cost (credit)	8	8	8	(29)	(29)	(19)
Accelerated prior cost recognition because of curtailment	—	—	—	(13)	—	—

Total net periodic postretirement benefit cost	$77	$53	$25	$36	$30	$47

The discount rates used to calculate periodic benefit cost was 6.05%, 6.25% and 7.10% in the years 2005, 2004 and 2003.
     The investment objectives for Inland pension plan are:
▪	Investments are made solely in the interest of the participants and beneficiaries and for the exclusive purpose of providing benefits to such participants and their beneficiaries and defraying the reasonable administration expenses.

▪	The investment objectives shall be to: 1) provide long-term growth (in the form of income and/or capital appreciation) to maximize the amounts available to provide benefits to participants and their beneficiaries and 2) maintain adequate liquidity to permit timely payment of all benefits. In carrying out these objectives, short-term fluctuations in the value of the assets shall be considered secondary to long-term investment results.

▪	Assets shall be invested with the care, skill, prudence and diligence.

▪	The investments shall be diversified so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so.
     Our policies provide for broad ranges around these targets to reduce rebalancing trading cost and facilitate the management of the fund. We monitor investment risk on an ongoing basis, in part through the use of quarterly investment portfolio reviews, compliance reporting by investment managers, and periodic asset/liability studies and reviews of the plan’s funded status.
     For the Inland plan, we use a long-term rate of return assumption of 9.50%. This assumption is viewed in a long-term context and is evaluated annually. The expected return assumption is supported by the asset allocation of the trust and the historical long-term return on trust assets. For the Hibbing plan, we use an expected return on plan assets of 8.50% which represents the weighted average expected returns for each asset category. Expected returns are based on historical performance adjusted for current trends. The plan asset allocations and target allocations are:

	Pension Assets			Other Benefits
	2006			2006
	Target	2005	2004	Target	2005	2004
Inland Plan:
Equity securities	63%	62%	64%	n/a	n/a	n/a
Debt securities	23	17	18	n/a	n/a	n/a
Real estate and other	14	21	18	n/a	n/a	n/a

Total	100%	100%	100%	n/a	n/a	n/a

Hibbing Plan:
Equity securities	58%	56%	n/a	60%	61%	n/a

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

	Pension Assets			Other Benefits
	2006			2006
	Target	2005	2004	Target	2005	2004
Debt securities	28	25	n/a	34	33	n/a
Hedge funds	10	10	n/a	6	6	n/a
Real estate and other	4	9	n/a	—	—	n/a

Total	100%	100%	n/a	100%	100%	n/a

     A one-percentage-point increase or decrease in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total annual service and interest cost components	$11	$(9)
Effect on accumulated postretirement benefit obligation	102	(90)
     As a result of our acquisition of Bethlehem and Weirton, we are required to provide lifetime medical coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) to the Bethlehem and Weirton retirees and their surviving spouses. Upon a retiree’s death, his or her surviving spouse and dependent children may elect coverage up to an additional 36 months. We charge the participants a premium to participate in this program, and individuals who leave the program may not re-enter. Persons with ongoing illnesses or a high expectation of using healthcare services are more likely to enroll in this program than others. COBRA regulations preclude the use of a factor to reflect this phenomenon in establishing premiums. Therefore, we are likely to incur healthcare costs in excess of the premium amounts received from the participants. Accordingly, we recorded an actuarial liability in connection with these acquisitions based on assumptions regarding the number of participants who will remain in the COBRA plan and their health status. Differences between our future experience and the actuarially expected amounts will be amortized over the expected remaining lives of the participants.
     In connection with COBRA, the following amounts were recorded:

2005
Beginning balance	$—
ISG acquisition	27
Interest accretion on the liability	1
Premiums received less than healthcare claims and expenses	(4)

Ending Balance	$24

     The amounts recorded in our accrued liabilities for pension, other postretirement benefits and COBRA are:

	December 31
	2005	2004
Pensions — defined benefit	$784	$736
Pensions — defined contribution	11	—
Other postretirement benefits	1,186	932
VEBA — defined contribution	19	—
Supplemental benefit plans	17	15
COBRA	24	—

Total	2,041	1,683
In current accrued salaries, wages and benefits	(53)	(175)

Long-term pension and other retiree benefits	$1,988	$1,508

     Estimated future benefit payments for defined benefit plans are:

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)

		Other
	Pension	Benefits	Cobra
2006	$216	$76	$7
2007	218	83	5
2008	221	89	3
2009	223	96	3
2010	226	101	3
2011 to 2015	1,189	426	7
(11) Commitments
     We have entered into various supply agreements and tolling arrangements for services, utilities, natural gas transportation, industrial gases and certain raw materials that contain minimum annual requirements. The Company leases certain manufacturing equipment, office space and computer equipment under non-cancelable leases that expire at various dates through 2034. Rental expenses on operating leases were $38 for 2005, $25 for 2004, and $24 for 2003. Based upon prices in effect at December 31, 2005, the following table presents firm commitments relating to these supply agreements and future minimum operating lease payments under non-cancelable operating leases:

		Operating
	Firm	Lease
	Commitments	Obligations
2006	$1,006	$41
2007	944	30
2008	932	27
2009	686	25
2010	608	20
Thereafter	2,992	68

Total	$7,168	$211

(12) Environmental Matters and Asset Retirement Obligations
     We are subject to changing and increasingly stringent environmental laws and regulations concerning air emissions, water discharges and waste disposal, as well as certain remediation activities that involve the clean up of environmental media such as soils and groundwater. If, in the future, we are required to investigate and remediate any currently unknown contamination and wastes or new information is obtained about required remediation activities at our plant sites, we could be required to record additional liabilities.
     The Company adopted SFAS No. 143 Asset Retirement Obligations on January 1, 2003. We determined that an asset retirement obligation should be recorded for the closure of our Minorca Mine. The impact of adopting SFAS No. 143 was an increase in assets of $4, an increase in liabilities of $6, and a charge of $2.
     In 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. We determined we should also record asset retirement obligations for asbestos coatings of thermal piping in our facilities. We recorded an additional liability of $9, an increase of assets of $5, and a charge of $4. We have additional asbestos in our facilities in the form of sheeting in our buildings. Because this asbestos is not exposed or can be managed through normal maintenance, we are not required to remove this material and would not be required to do so until we demolished the buildings. We have buildings of varying ages in our facilities, some over 100 years old. We plan to continue to use these buildings indefinitely and are unable to estimate when we would demolish the buildings and remove the

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
associated asbestos. Further, it is possible that the scrap value of the metal recovered in the demolition will be greater than the cost to tear down the structure and remove and dispose of the asbestos. Because we cannot determine when such costs would be incurred or how much they would be, we have not recorded any liability for these obligations.
     The environmental liabilities and asset retirement obligations of Mittal ISG were recognized in a business combination, while the liabilities of Inland were not. In accordance with SFAS No. 141, Business Combinations, the expected future environmental remediation costs and asset retirement obligations acquired with the purchase of ISG were recorded at present value amounts determined at appropriate current interest rates at the time of the acquisition. We determined that rate to be the risk free rate (not credit-adjusted). The environmental liabilities of Inland (and any liabilities recognized in the future) were recorded in accordance with Statement of Position 96-1, Environmental Remediation Liabilities. These amounts are not discounted because the amount and timing of cash payments are not fixed or reliably determinable. We recorded asset retirement obligations for Inland for the removal of asbestos and the closure of our iron ore mining properties. We accounted for these liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we discount the liabilities using a credit-adjusted risk free rate. The activity associated with these liabilities follows:

	Assumed in a
	Business
	Combination	Environmental Liabilities			Asset Retirement Obligations
	2005	2005	2004	2003	2005	2004	2003
Balance – beginning of year	$—	$37	$37	$28	$8	$7	$—
Accounting policy adoption	—	—	—	—	9	—	6
ISG acquisition	233	—	—	—	—	—	—
Accretion and changes in estimates and timing of spending	7	10	—	9	—	1	1
Spending for remediation	(16)	—	—	—	—	—	—

Balance – end of year	224	47	37	37	17	8	7
In other current liabilities	(24)	(5)	(3)	(3)	—	—	—

Long term balance	$200	$42	$34	$34	$17	$8	$7

					6.15%
					&
Discount rate	4.75%	n/a	n/a	n/a	7.00%	7.00%	7.00%
Undiscounted amount	$423	$47	$37	$37	$35	$18	$18

     Undiscounted expenditures related to these liabilities for the next five years and thereafter are expected to be:

2006	$29
2007	25
2008	26
2009	28
2010	30
Thereafter	367

Total	$505

     The accrued environmental liabilities are estimates. The significant assumptions that underlie our estimates may be impacted by changing circumstances that affect the reasonableness of such estimates including the following:

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
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
     Under the Resource Conservation and Recovery Act (RCRA) and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of the Company’s major operating and inactive facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties, also known as brownfield projects.
     A RCRA Facility Investigation (RFI) is complete at our properties in Lackawanna, New York. We submitted the report to the U.S. Environmental Protection Agency (EPA), and the New York State Department of Environmental Conservation (NYDEC), for approval on December 17, 2004. NYDEC and the Company executed an order on consent to perform interim corrective measures at the former benzol storage tank area on November 26, 2004. The Company and NYDEC will discuss additional corrective measures following the agency’s review of the site RFI. We have estimated that the undiscounted future cost of performing anticipated remediation and post remediation activities will be about $66 and will be completed over a period of 15 years or more. The estimate is based on the extent of soil and groundwater contamination identified by the RFI and likely remedial alternative; including excavation and consolidation of containments in an on-site landfill and continuation of a benzol groundwater pump and treat system.
     Bethlehem, the EPA and the Maryland Department of the Environment agreed to a phased RFI as part of a comprehensive multimedia pollution consent decree at our Sparrows Point, Maryland facility, which was entered by the U.S. District Court for Maryland on October 8, 1997. We have assumed certain of Bethlehem’s ongoing obligations under the consent decree. The consent decree requires us to address compliance, closure and post-closure care matters and implement corrective measures associated with two onsite landfills (Gray’s Landfill and Coke Point Landfill), perform a site-wide investigation required by Section 3008(h) of RCRA, continue the operation and maintenance of a remediation system at an idle rod and wire mill, and address several pollution prevention items, such as, reducing the generation of iron kish, and recycling blast furnace water treatment slurry and an onsite wastewater treatment plant sludge. The potential costs, as well as the time frame for the complete implementation of possible remediation activities at Sparrows Point, cannot be reasonably estimated until more of the investigations required by

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
the decree have been completed and the data analyzed. Notwithstanding the above, it is probable, based on currently available data, that remediation will be required at the former coke plant. In addition, under the order of the U.S. District Court for Maryland, we also must implement corrective measures at the Gray’s Landfill and Coke Point Landfill and post-closure care at the former Rod and Wire Mill Area. The total undiscounted cost of these related matters is estimated to be approximately $42.
     We are required to prevent acid mine drainage from discharging to surface waters at closed mining operations in southwestern Pennsylvania. We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) in May 2003 addressing the transfer of required permits from Bethlehem to the Company and financial assurance for long-term operation and maintenance of the wastewater treatment facilities associated with these mines. As required by this Consent Order and Agreement, we submitted an Operational Improvement Plan to improve treatment facility operations and lower long-term wastewater treatment costs. The Consent Order and Agreement also required us to propose a long-term financial assurance mechanism. PaDEP approved the Company’s cost reduction plan. On May 9, 2004, we entered into a revised Consent Order and Agreement outlining a schedule for implementation of capital improvements and requiring the establishment of a treatment trust that the PaDEP has estimated to be the net present value of all future treatment cost. We expect to fund the treatment trust over a period of up to ten years at a current target value of about $20. Until the improvements are made and the treatment trust is fully funded, we expect to spend about $1 to $2 per year for the operation of treatment plants for acid mine drainage from these closed mines. After the treatment trust is fully funded, the treatment trust will then be utilized to fund the cost of treatment of acid mine drainage. Although remote, we could be required to make up any deficiency in the treatment trust in the future.
     We own a large former integrated steelmaking site in Johnstown, Pennsylvania. The site has been razed and there are a number of historic waste disposal units, including solid and hazardous waste landfills located at the site that are subject to closure and other regulation by PaDEP. There are also historic steel and coke-making operating locations at the Johnstown site that may have caused groundwater contamination. Although potentially subject to RCRA corrective action or similar state authority, no comprehensive environmental investigations have been performed at this site to date. We estimate that the undiscounted costs associated with future landfill closure, site investigations and probable remediation at this facility that presently can be estimated to be approximately $19.
     Our facility at Indiana Harbor East, Indiana entered into a consent decree in 1993, in the U.S. District Court for the Northern District of Indiana that resolved all matters raised by a lawsuit filed by the EPA in 1990 (the 1993 EPA Consent Decree) against, among others, Inland Steel Company (a predecessor company). The 1993 EPA Consent Decree assessed a $4 cash fine, required us to undertake environmentally beneficial projects costing $7 at Indiana Harbor East, and required $19 plus interest to be spent in sediment remediation in portions of the Indiana Harbor Ship Canal and Indiana Harbor Turning Basin. We have paid the fine and substantially completed the environmentally beneficial projects. Expected future spending for the remaining environmental obligations under the 1993 EPA Consent Decree is about $23. Future payments under the sediment remediation portion of the 1993 EPA Consent are substantially fixed. The 1993 EPA Consent Decree also requires remediation at the Indiana Harbor East site (the Corrective Action) which is a distinct and separate responsibility under the Consent Decree. The 1993 EPA Consent Decree establishes a three-step process for the Corrective Action, each of which requires EPA approval, consisting of: assessment of the site (including stabilization measures), evaluation of remediation alternatives and remediation of the site. We have been assessing the site since the Consent Decree was entered. We estimate that the costs associated with future assessment, stabilization, remediation, and probable long term care at this facility can be estimated to be approximately $16.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
     In 1996, the Company was identified as a potentially responsible party under CERCLA for natural resource damages resulting from alleged releases of hazardous substances into the Grand Calumet River and Indiana Harbor Canal System from the Indiana Harbor East facility and was notified of the Natural Resource Damage (NRD) trustees intent to perform an environmental assessment on the Grand Calumet River and Indiana Harbor Canal System. A consent decree has been negotiated, which the court issued as a final order in January 2005, and became effective April 1, 2005. The consent decree requires the Company to pay approximately $9 in total. In the first year we paid about $2, and will pay approximately the same amount in each of the subsequent four years, plus interest. Additionally, we paid approximately $1 in costs related to this matter. Under the terms of the consent decree, we have provided financial assurance to the NRD trustees of its ability to provide the restoration costs. Estimated future spending related to the outstanding liability associated with this NRD action is approximately $7.
     Our facility at Indiana Harbor West, Indiana is subject to an EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units approved on January 12, 2005. Although localized remediation activities have been conducted at this facility, additional remediation may be required after the investigation of these solid waste management units has been completed. It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time. In addition, an area of subsurface fuel oil contamination exists and is currently the subject of remediation actions. The EPA and the Company are discussing a draft administrative order with respect to the oil issue. In addition, a solid waste landfill at Indiana Harbor West will require closure via an engineered capping system and post-closure care including groundwater monitoring. The total estimated undiscounted cost related to these matters that can presently be estimated is approximately $14.
     At our Burns Harbor, Indiana facility, an RFI was completed in accordance with a EPA approved work plan. Based on the results of the investigation, we do not believe there will be any substantial remediation required to complete the corrective action process at the facility; however, it is likely that we will incur future costs primarily related to long term post-closure care including groundwater monitoring. In addition, Bethlehem managed approximately one million net tons of air pollution control dusts and sludges in piles on the ground at the site. While an alternative means of handling this material continues to be evaluated, it is probable that we will incur future costs to manage this material. We also have a continuing obligation under a consent order issued by the U.S. District Court in Indiana to operate a collection and treatment system to control contaminated groundwater seeps from the face of a dock wall at the site. The total undiscounted costs related to these matters are estimated to be approximately $22.
     Our Cleveland, Ohio facilities may be subject to RCRA corrective action or remediation under other environmental statutes. An integrated steel facility has operated on the property since the early part of the 20th century. As a result, soil and groundwater contamination may exist that might require remediation pursuant to the RCRA corrective action program or similar state programs. No RCRA corrective action has been demanded at any of the Cleveland facilities by either U.S. federal or state authorities and no comprehensive investigation of any of the facilities has been performed. However, certain limited and localized remediation activities have been or will be conducted at these sites. These remediation activities include a large permitted solid waste landfill at the site that will require installation of an engineered capping system for closure and post-closure care including groundwater monitoring in the future. The undiscounted cost of closure and post-closure care for this landfill is estimated to be approximately $12.
     Our Weirton, West Virginia facility has been subject to a RCRA corrective action related consent decree since 1996. The Order requires the facility to conduct investigative activities to determine the nature and extent of hazardous substances that may be located on the facility’s property and to evaluate and propose corrective measures needed to abate unacceptable risks. Areas within the facility’s property

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
have been prioritized. Investigation of the two highest priority areas has been completed. Investigation of the remaining areas and some remediation is underway. In addition, we are required to excavate and dispose off-site contaminates as closure of a surface impoundment pursuant to the RCRA corrective action and a 1996 consent decree. We are in communication with the U.S. EPA and West Virginia Department of Environmental Protection regarding other potential RCRA concerns at the site. The undiscounted cost of investigative and closure activities at the site are estimated to be about $12.
     At a site of the former steelmaking facilities in Bethlehem, Pennsylvania, in lieu of a RCRA corrective action program, a remedial investigation is being performed under the Pennsylvania Land Recycling (Brownfield) Program in conjunction with comprehensive redevelopment plans. These investigations are continuing to be performed with input and oversight from both the PaDEP, and the EPA Region III corrective action staff to ensure that the actions taken are acceptable to both state and federal regulatory authorities. The majority of the site was sold during 2004. Under the sales agreement, the buyers assumed financial responsibility for environmental obligations on the acquired and certain associated properties and purchased an insurance policy sufficient to cover certain remediation risk. We are named as a beneficiary to the insurance policy. The undiscounted cost associated with anticipated environmental remediation actions on property we continue to own is estimated to be about $4.
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
     The U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and analogous state laws can impose liability for the entire cost of cleanup at a site upon current or former site owners or operators or parties who sent hazardous materials to the site, regardless of fault or the lawfulness of the activity that caused the contamination. We are a potentially responsible party at several state and federal Superfund sites. Except as may be referenced elsewhere in this document, we believe our liability at these sites is either de minimis or substantially resolved. We could, however, incur additional costs or liabilities at these sites based on new information, if additional cleanup is required, private parties sue for personal injury or property damage, or other responsible parties sue for reimbursement of costs incurred to clean up the sites. We could also be named a potentially responsible party at other sites if the Company’s hazardous materials or those of its predecessor were disposed of at a site that later becomes a Superfund site. ISG purchased substantially all of its assets through sales in bankruptcy proceedings. The U.S. Bankruptcy Courts having jurisdiction over each transaction explicitly specified that the sellers retained certain historic liabilities, including Superfund liabilities. Despite the foregoing, it is possible that future claims might be directed at us. We consider the risk of incurring liability as the result of such claims extremely remote.
     In January 2005, we received a Third Party Complaint by Alcoa Incorporated alleging that we are liable as successor to the interests of Hillside Mining Co., a company that Inland acquired in 1943, operated until the late 1940s and then sold the assets of in the early 1950s. It is alleged that since Hillside was operating in the area at the same time as Alcoa, if Alcoa is found to be liable in the original suit that was filed against it by approximately 340 individuals who live in the Rosiclare area of southern Illinois, then we should also be found liable, and there should be an allocation to us of the amount that would be owed to the original Plaintiffs. Those original Plaintiffs are alleging that the mining and processing operations allowed the release of fluorspar, manganese, lead and other heavy metal contaminants, causing

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
unspecified personal injury and property damage. The Illinois EPA has also identified us as a potentially responsible party by in connection with this matter and is currently requesting that the Company and other potentially responsible parties conduct Site Investigations of certain Areas of Concern. We have requested further information from the Illinois EPA regarding their potential claim. Until such time as this matter is further developed, management is not able to estimate reasonably possible losses, or a range of such losses, the amounts of which may be material in relation to the Company’s financial position, results of operations and cash flows. We intend to defend ourselves fully in these matters.
     Our Minorca Mine, through the Environmental Impact Statement (EIS) process, has a reclamation plan on file with the state of Minnesota. Each year the Minnesota Department of Natural Resources (MDNR) requires the Minorca Mine to submit an annual mining and reclamation summary for the year just completed and to provide mining and reclamation plans for the coming year. When possible, the Minorca Mine reclaims abandoned areas on a yearly basis. Currently, we are in compliance with all environmental standards and therefore, we expect little or no environmental remediation at the time of closure of the mine. As of December 31, 2005, the estimated total future reclamation costs are estimated at approximately $18.
     We anticipate spending about $110 over the next 40 years, including $11 during 2006, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.
     There are a number of other facilities and properties that we own across the United States, which may present incidental environmental liabilities. The estimated undiscounted cost of future investigations and probable remediation at these sites is about $9.
     In addition to the above matters, we receive notices of violation relating to minor environmental matters from time to time in the ordinary course of business. We do not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items.
     We purchased only selected assets of Georgetown, Weirton, Bethlehem, Acme and LTV through sales in bankruptcy proceedings. The sales orders issued by the U.S. Bankruptcy Courts having jurisdiction over each transaction explicitly provide that the sellers retained certain historic liabilities, including employee asbestos-related liability, and that we shall not be deemed as a successor to any seller with respect to asbestos-related liabilities or any other matter. Despite the foregoing, it is possible that future claims with respect to historic asbestos exposure might be directed at us. We consider the risk of incurring liability as the result of such claims extremely remote.
     We spent approximately $120 in 2005 for recurring costs to manage hazardous substances and pollution in ongoing operations. Spending for environmental compliance related capital expenditures to limit or monitor pollutants was about $36 in 2005. We expect to spend about $60 in 2006 and an average of about $40 per year for capital expenditures from 2007 through 2010 to meet environmental standards.
(13) Joint Ventures

	Ownership
Name	Percentage	Description
AK-ISG Coatings	40.0%	Operates an electro-galvanizing facility.
Bethlehem Roll Technologies	50.0%	Operates a facility for grinding steel mill rolls.
Double G Coatings	50.0%	Operates a 270,000-ton-per-year sheet coating line producing galvanized and Galvalume.

	Ownership
Name	Percentage	Description
Hibbing Taconite	62.3%	Owns iron ore reserves, operates mine and pelletizing plant.
Empire Iron Mining	21.0%	Operates mine and pelletizing plant.
I/N Kote	50.0%	Operates a 1.0 million ton capacity steel galvanizing facility.
I/N Tek	60.0%	Operates a 1.7 million ton capacity cold-rolling mill.
Indiana Pickling and Processing	20.0%	Operates a pickling line.
PCI Associates	50.0%	Operates a pulverized coal injection facility.
Steel Construction Systems	45.0%	Manufactures steel studs and roll-formed trusses for residential and light commercial buildings.
Steel Health Resources	47.5%	Own the building of a healthcare clinic.
WebCo International	50.0%	Buys and markets non-prime steel material. We are presently in discussion to sell our interest in this venture.
     We account for all these joint ventures under the equity method except Hibbing Taconite, which is proportionally consolidated.
     We do not exercise control over I/N Tek, as all significant management decisions of the joint venture require agreement by both of the partners. Due to this lack of control by the Company, we account for our investment in I/N Tek under the equity method. We recorded $64, $76 and $42 for our share of earnings in the joint ventures as a reduction of cost of goods sold for the years 2005, 2004 and 2003.
     A summary of combined financial information of our unconsolidated joint ventures follows:

	2005	2004	2003
Results for the year:
Gross revenue	$1,123	$728	$670
Costs and expenses	1,075	589	599

Net income	$48	$139	$71

Financial position at December 31:
Current assets	$276	$192
Total assets	904	779
Current liabilities	271	191
Total liabilities	584	431

Net assets	$320	$348

     Most of these joint ventures provide services to our operations. They bill for these services at cost or some other contractual rate that may not reflect the market rate for these services.
(14) Research and Development Costs
     Research and development costs are expensed as incurred. Total research and development costs for the years 2005, 2004 and 2003 were $20, $12 and $11.
(15) Property Tax Liability
     For the year 2004, the Company recorded a favorable adjustment to cost of goods sold of $35 due to a change in estimate for property taxes for the years 2002 and 2003. This adjustment was the result of a reassessment of real property and the release of the published tax rate for 2002 for Lake County, Indiana.

MITTAL STEEL USA INC.
Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share)
(16) Subsequent Event
     On February 24, 2006, The Company issued a notice of redemption for all $150 outstanding principal amount of its Senior Secured Floating Rate Notes due 2010 at a redemption price equal to 103% of the outstanding principal amount, plus accrued interest to, but excluding, April 1, 2006. The bonds will be redeemed on April 1, 2006.

Mittal Steel USA Inc.
Schedule II — Valuation and Qualifying Accounts
(Dollars in Millions)

		Additions
		Charged
		(Credited)
	Balance at	to Sales,	Business		Balance at
	Beginning	Costs and	Combi-		End of
Classification	of Period	Expenses	nation (b)	Deductions	Period
Allowances for receivables: (a)
December 31, 2005	$14	77	59	(90)	$60
December 31, 2004	$23	(2)	—	(7)	$14
December 31, 2003	$17	17	—	(11)	$23

Valuation allowance for deferred tax asset:
December 31, 2005	$—	11	20	—	$31
December 31, 2004	$—	—	—	—	$—
December 31, 2003	$—	—	—	—	$—

(a)	Includes allowances for bad debts, customer claims, other customer adjustments and cash discounts.

(b)	Balances established as a result of Mittal’s acquisition of ISG at April 15, 2005.

37