Form 10-Q
period 2006-03-31
Mittal Steel USA Inc.
filed 2006-05-23
CIK 1231868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(312) 899-3400
(Registrant’s Telephone Number Including Area Code)

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is
therefore filing this Form with the reduced disclosure format.

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

Large accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 23, 2006, the Registrant had 120.81658 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands (Mittal).

FINANCIAL INFORMATION PART I
ITEM 1. FINANCIAL STATEMENTS

MITTAL STEEL USA INC.
Consolidated Statements of Operations
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,

	2006	2005

Net sales	$3,361	$904
Costs and expenses:
Cost of sales	2,916	639
Marketing, administrative, and other expenses	79	8
Depreciation and amortization	94	25

Total costs and expenses	3,089	672
Income from operations	272	232
Interest and other financing expense, net	49	20

Income before income taxes	223	212
Provision for income taxes	61	84

Net income	$162	$128

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Consolidated Balance Sheets
 (Dollars in millions except share and per share amounts)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$248	$55
Restricted cash	6	8
Receivables, net of allowances of $68 and $60	1,166	985
Receivable from related companies	5	4
Inventories	2,428	2,508
Prepaid expenses and other	91	135

Total current assets	3,944	3,695
Long-term assets:
Property, plant and equipment, net	5,691	5,779
Investments in and advances to joint ventures	297	273
Receivable from related companies	14	109
Other assets	216	307
Deferred income taxes	175	163
Goodwill	181	—

Total assets	$10,518	$10,326

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$1,000	$1,018
Payables to related companies	143	33
Accrued salaries, wages and benefits	317	284
Accrued taxes	222	212
Accrued expenses and other liabilities	217	155
Unfavorable contracts	283	367
Current debt payable to related companies	150	—
Current debt and capital lease obligations	25	42
Deferred income taxes	95	99

Total current liabilities	2,452	2,210

Long-term liabilities:
Related party debt	2,120	2,270
Debt and capital lease obligations	815	821
Pension and other retiree benefits	1,986	1,988
Other long-term liabilities	656	684

Total long-term liabilities	5,577	5,763

Total liabilities	8,029	7,973
Stockholder equity
Preferred stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding, liquidation value $90	90	90
Common stock, $.01 par value, 1,000 shares authorized, 121 shares issued and outstanding	—	—
Additional paid-in capital	2,554	2,550
Retained earnings	485	323
Accumulated other comprehensive loss	(640)	(610)

Total stockholder equity	2,489	2,353

Total liabilities and stockholder equity	$10,518	$10,326

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Three months ended March 31,

	2006	2005

Operating activities:
Net income	$162	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94	25
Deferred income taxes	40	55
Net amortization of purchased intangibles and contracts	(89)	—
Undistributed earnings from joint ventures	(12)	(11)
Other non-cash operating expenses	3	—
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	(187)	(79)
Inventories	80	(25)
Prepaid expenses and other assets	(13)	(7)
Accounts payable	(3)	(31)
Payables to / receivables from related companies	37	11
Accrued expenses and other liabilities	14	33

Net cash provided by operating activities	126	99

Investing activities:
Capital expenditures	(61)	(10)
Investment in, advances to and distributions from joint ventures, net	8	10
Proceeds from sale of property, plant and equipment	1	—

Net cash used in investing activities	(52)	—

Financing activities:
Proceeds from revolver borrowings	—	100
Payments on long-term debt to related companies	—	(240)
Payments of note payable and long-term debt	(6)	(1)
Proceeds (payments) - note receivable from related companies, net	148	—
Deferred financing costs	(4)	—
Proceeds (payments) payable to banks	(19)	(6)

Net cash provided by (used in) financing activities	119	(147)

Net change in cash and cash equivalents	193	(48)
Cash and cash equivalents - beginning of period	55	81

Cash and cash equivalents - end of period	$248	$33

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

(1)          Reporting Entity

          Effective December 31, 2005, Mittal Steel USA ISG Inc. (Mittal ISG) merged with another indirect wholly owned subsidiary of Mittal Steel Company N.V.  (Mittal), Ispat Inland Inc.  (Inland).  Mittal ISG was the surviving subsidiary and was renamed Mittal Steel USA Inc.  (MSUSA or the Company).  On April 15, 2005, Mittal acquired International Steel Group Inc. (ISG) which was renamed Mittal Steel USA ISG Inc.  The business combination was accounted for under the purchase method.  See Note 2, ISG Acquisition for a description of the acquisition.

          The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control.  The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date.  The additional paid in capital of Mittal ISG and Inland were combined as of the date of the merger.  Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, with Inland as the accounting acquirer.  These financial statements present the combined company for 2006 and only Inland for the first quarter of 2005.

          These interim financial statements are unaudited and include only selected notes.  They do not contain all information required for annual statements under United States generally accepted accounting principles and should be read together with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, these interim financial statements reflect all adjustments that are necessary to fairly present the results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current presentation.

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

(2)          ISG Acquisition

          On April 15, 2005, ISG merged with Park Acquisition Corporation (Park), a wholly owned subsidiary of Mittal, and became a wholly owned subsidiary of Mittal.  ISG’s stockholders received $2,072 in cash and 60,891,883 shares of Mittal Class A common shares valued at $1,922.

          Mittal accounted for the acquisition under SFAS No. 141, Business Combinations.  We have completed the evaluation and allocation of the purchase price and have “pushed down” the effect of the purchase method of accounting to these financial statements.  The amounts recorded for the net assets of ISG follows:

Assets:
Receivables, net	$891
Inventories	2,081
Prepaid expenses and other current assets	52
Intangible assets	380
Property, plant and equipment	4,012
Other non-current assets	131
Goodwill	181
Liabilities:
Debt and capital lease obligations	844
Accounts payable	690
Accrued expenses and other liabilities	999
Pension and other retiree benefits	367
Environmental liabilities	233
Unfavorable contracts	1,095
Deferred taxes	50

Net assets recorded	$3,450

Cash paid to stockholders	$2,072
Bankers’ fees and other transaction costs (paid by parent)	56
Cash acquired	(600)

Cash paid, net	1,528
Value of stock issued	1,922

Total purchase price, net of cash acquired	$3,450

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

          Intangible assets consist of $5 assigned to patents and $375 assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years (two year weighted average).  The fair value of $1,095 assigned to unfavorable supply and sales contracts is being amortized over the term of the associated contracts ranging from one to 15 years (three year weighted average).  We recognized $89 of income during the period related to the net amortization of these items.

          In connection with this acquisition, we identified certain facilities we will no longer operate.  We have permanently idled the iron and steel producing operations at our Weirton plant, our hot briquette iron plant in Trinidad, and our AK-ISG joint venture.  This will affect about 1,000 employees.  We recorded a $181 liability comprised of  $113 for contract termination costs, including lease obligations, and $68 for severance and other employee benefits.  See Note 9, Other Long-Term Liabilities for a summary of spending against these liabilities.

          We would have recorded sales of $3,564 and net income of $325 for the first quarter of 2005 on a pro forma basis for MSUSA if the merger had been consummated at the beginning of the period.  The pro forma adjustments include the effects of the increased value of property, plant and equipment, amortization of intangibles and other acquisition costs.  This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

(3)          Recently Issued or Adopted Accounting Standards

          SFAS No. 151 — In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage).  SFAS No. 151 requires that those items be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  There was no material impact to our financial statements upon the adoption of SFAS No. 151 on January 1, 2006.

          SFAS No. 123R — In December 2004, the FASB issued SFAS No. 123R Share Based Payment, which replaces SFAS No. 123, and supersedes APB No. 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  We started expensing stock options from 2003 using the prospective method.  In March 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  The adoption of SFAS No. 123R on January 1, 2006 had no impact on our financial statements.

          FSP FAS 109-1 — In December 2004, the FASB staff issued FSP FAS No. 109-1 Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  This FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.  We accounted for the special deduction accordingly beginning with the date of the act’s enactment.

          SFAS No. 153 — In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets.  SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged.  SFAS No. 153 eliminates the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  For MSUSA, SFAS No. 153 was effective for non-monetary asset exchanges in 2006 and thereafter.  This statement will only impact our financial statements to the extent we have non-monetary exchanges in the future.  None are presently contemplated.

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

           SFAS No. 154 — In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections that replaces APB No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  We have had no changes in accounting methods or error corrections that have required restatement since we adopted the pronouncement on January 1, 2006.

          SFAS No. 155 — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  This statement eliminates a restriction on the passive derivatives instruments that a qualifying special-purpose entity (SPE)  may hold and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not expect the adoption of this pronouncement to have an impact on our financial statements.

          SFAS No. 156 — In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.  We have a consolidated SPE that purchased certain of our receivables.  This entity previously had a financing arrangement with a group of banks.  That arrangement is no longer in place, but the SPE still exists.  See Note 7 (l) Debt – Former Credit Facilities in our financial statements contained in our Annual Report filed on Form 10-K for the year ended December 31, 2005 for further details.  We are currently evaluating whether SFAS No. 156 will impact the accounting for our SPE and our consolidated financial statements.  This statement is effective January 1, 2007.

(4)          Inventories

          Inventories are stated at the lower of cost or market, which approximates replacement cost.  Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead.  Last-in, first out (LIFO) expense for the first quarter of 2006 was $26.  The following table presents the components of inventories:

First-in, first-out (FIFO) or average cost:	March 31, 2006	December 31, 2005

Raw materials	$961	$1,005
Finished and semi-finished goods	1,500	1,510

	2,461	2,515
LIFO reserve	(33)	(7)

Total	$2,428	$2,508

          Effective January 1, 2005, MSUSA (previously Inland) changed it’s accounting policies for valuing inventory from FIFO to LIFO.  We believe the LIFO method is preferable to the FIFO method because it provides better matching of current revenues and costs in the income statement, primarily as a result of the volatility in the key steel related energy and commodity markets and because it provides better comparability to the LIFO method used by many of the Company’s competitors.  We accounted for the change in accounting method under APB No. 20, Accounting Changes.  APB No. 20 requires reporting a change in accounting principle (with certain exceptions) in the year of adoption with the cumulative effect on prior periods shown in the income statement in the current year.  The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable primarily because the necessary accounting records since the inception of the Company in 1998, which would be required to compute the cumulative effect, are no longer available.  The effect of changing from FIFO to LIFO would have resulted in a reduction of net income of $40 had the change been made during the quarter ended March 31, 2005.

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

(5)          Debt

          On April 20, 2005, we entered into definitive agreements as borrower with respect to a new $1 billion term loan facility and a new $700 term loan facility.  Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal is the lender under each of the term loan facilities.  These intercompany borrowings were entered into as part of the financing arrangements to pay the cash portion of the merger consideration to ISG’s former stockholders.  The term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal borrowed under a credit agreement, dated as of April 7, 2005 among Mittal and certain subsidiaries of Mittal as original borrowers, and ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory to the credit agreement and HSBC Bank Plc, as facility agent.

          MSUSA drew down on each of the term loan facilities in the principal amounts of $1 billion and $700 on April 21, 2005.  Each of the term loan facilities will mature on April 21, 2010.  Each term loan facility contains general undertakings which principally requires that all of the Company’s transactions with affiliates be conducted on an arms length basis and limits our ability to incur additional indebtedness, consummate certain extraordinary business transactions such as mergers, and create liens on its properties.

          We are required to pay interest on each of the term loan facilities at an annual rate for each applicable interest period equal to the sum of (i) a margin, initially set at 0.475% and then subject to adjustment based on Mittal’s unsubordinated unsecured debt rating plus 0.125%, and (ii) the London Interbank Offering Rate (LIBOR) for the applicable interest period.  The initial interest period for each of the term loan facilities is six months and then shall be agreed upon between borrower and lender for subsequent periods not to exceed six months.

           MSUSA has $500 of senior, unsecured debt securities due 2014.  The debt bears interest at a rate of 6.5% and is paid semi-annually.  In addition, in 2004, a subsidiary of Mittal, Ispat Inland, L.P. (Borrower) issued $800 principal amount of senior secured notes: $150 of floating rate notes bearing interest at LIBOR plus 6.75% due April 1, 2010 and $650 of fixed rate notes bearing interest at 9.75% (issued at 99.212% to yield 9.875%) due April 1, 2014 (the Senior Secured Notes).  Also in 2004, the Company issued $800 principal amount of First Mortgage Bonds (Series Y, in a principal amount of $150, and Series Z, in a principal amount of $650) to Ispat Inland Finance, LLC, an indirect subsidiary of the Borrower, which, in turn, pledged them to the trustee for the Senior Secured Notes as security.  At March 31, 2006, the Company had an outstanding balance of $570 (net of $3 discount) for the Senior Secured Notes of which $150 was classified in current debt and capital lease obligations (see Note 11, Subsequent Events).

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

          We had a $35 convertible note with the Pension Benefit Guaranty Corporation (PBGC) that bears interest at 6.0% and requires semi-annual interest payments.  The PBGC note is convertible, at the PBGC’s option, into 35,597.45 shares of Mittal common stock for each $1 in principal and interest outstanding at any time.   The PBGC converted these notes in the second quarter of 2006 (see Note 11, Subsequent Events).

          We have $121 in various Industrial Development Revenue Bonds that bear interest at rates that range from 5.75% to 7.25% and maturity dates that range from 2007 to 2014.

          The Company redeemed $17 Pollution Control Series 1977, 5.75% Bonds due February 2007 during the first quarter 2006.  Mittal repaid this on the behalf of MSUSA and reduced an inter company promissory note owed MSUSA by an equivalent amount.

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

(6)          Income Taxes

          Based on our first quarter pretax income and forecasted pretax income for the year 2006, we expect to pay income taxes for the year after recognizing temporary differences that arise during the year and the benefit of net operating loss (NOL) carryforwards available. The net effect of these items results in an estimated effective income tax rate for 2006 of 34.4%.  The 27.3% effective income tax rate for the first quarter of 2006 includes a one-time benefit of $16 related to a change in Indiana income taxes that phases in a single sales factor for apportioning income to the state.  Over a five-year period (2007 to 2011), Indiana is changing from a three factor apportionment to a single sales factor.

          SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is “more likely than not” (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available “positive and negative evidence.” The realization of the deferred tax asset is ultimately dependent upon the Company’s generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards.  The valuation allowance at March 31, 2006 is $34.

(7)          Comprehensive Income

Three months ended March 31, 2006*

Net income	$162
Other comprehensive income (loss)
Derivative financial instruments
Change in value during the period	(54)
Recognized in net income	7
Income taxes	17

Total other comprehensive income (loss)	(30)

Total comprehensive income	$132

*	Net income and comprehensive income were the same for the three months ended March 31, 2005

          MSUSA is exposed to fluctuations in interest rates and the prices of certain commodities such as natural gas, fuel oil, coke, steel scrap, iron ore and various non-ferrous metals.  Management is authorized to use various financial instruments where available to manage the exposures associated with these fluctuations.  MSUSA may employ the use of futures, forwards, collars, options and swaps to manage certain exposures when practical.  By policy, MSUSA does not enter into such contracts for the purpose of speculation.  MSUSA’s policies include establishing a risk management philosophy and objectives, providing guidelines for derivative usage and establishing procedures for control and reporting of derivative activity.  For certain transactions MSUSA may elect to account for these transactions as hedges.  In this case, the change in value of the effective portion of financial instruments used to hedge certain exposures is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings.  Because of the extensive documentation requirements necessary to elect hedge treatment for derivative instruments, we did not elect this accounting during 2005 and all unrealized gains and losses in the market value of these instruments were recognized in the period in which the change in value occurred.  Effective January 2006, we did implement the appropriate documentation requirements and elected hedge treatment for derivative instruments.

(8)          Pension and Other Postretirement Benefit Plans

          Under our labor agreement with the United Steelworkers of America (USW), the Company and the USW established defined contribution benefit trusts (VEBA) to fund pensions and retiree medical and death benefits for retirees and dependents from certain USW represented bargaining units.  We have a similar agreement with the Independent Steel Workers Union (ISU) at our Weirton facility.  We contributed $19 during the first quarter of 2006.

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

          We provide a non-contributory defined benefit pension plan covering substantially all USW represented employees at our Hibbing Taconite joint venture and our Indiana Harbor East facility.  Hibbing’s non-represented salaried employees and certain non-represented salaried employees of the former Inland also receive defined pension benefits.  Employees at other facilities are not covered by a defined benefit pension plan.  We expect to contribute certain funds to the Inland trust in 2006, depending on operating cash flows.  There are no PBGC or ERISA funding requirements in 2006.

          Substantially all USW represented employees are covered under postretirement life insurance and medical benefit plans that require deductible and co-insurance payments from retirees.  For most employees, the Company’s share of the healthcare costs are capped at 2008 levels for years 2010 and beyond. The postretirement life insurance benefits are primarily specific amounts for hourly employees.  We are not required to pre-fund any amounts under the defined benefit postretirement plans and expect the benefits to be paid in 2006 to be about $76. Our prorated required contribution to the Hibbing plan for other benefits based on tons produced in 2005 and expected benefit payments is $10 in 2006.

          ISG’s labor contract with the USW provided defined benefit retiree medical and death benefit plans covering employees who are eligible to retire under the current labor agreements.  We do not intend to provide similar retiree medical benefits for employees who retire after the current labor agreement expires, but as required by accounting rules, have recognized a healthcare obligation for all active employees, including those expected to retire after the expiration of the current agreement.

          The details of our periodic pension and other postretirement expense follows:

	Pension		Other Benefits

	Three months ended March 31,

	2006	2005	2006	2005

Service cost	$10	$9	$2	$2
Interest cost	41	39	14	13
Expected return on plan assets	(51)	(45)	—	—
Amortization of unrecognized actuarial (gain) loss	18	16	(17)	(7)
Amortization of unrecognized prior service cost	3	—	—	—

Total net periodic postretirement benefit cost	$21	$19	$(1)	$8

(9)          Other Long-Term Liabilities

          We are subject to various legal actions and contingencies in the normal course of conducting business. We accrue liabilities for such matters when a loss is probable and the amount can be reasonably estimated. The effect of the ultimate outcome of these matters on future results of operations and liquidity cannot be predicted with any certainty. While the resolution of these matters may have a material effect on the results of operations of a particular future quarter or year, we believe that the ultimate resolution of such matters in excess of liabilities recorded will not have a material adverse effect on our competitive position or financial position.

          The environmental liabilities and asset retirement obligations of Mittal ISG were recognized in a business combination, while the liabilities of Inland were not.  In accordance with SFAS No. 141, Business Combinations, the expected future environmental remediation costs and asset retirement obligations acquired with the purchase of ISG were recorded at present value amounts determined at appropriate current interest rates at the time of the acquisition (4.75%).  We determined that rate to be the risk free rate (not credit-adjusted).  The environmental liabilities of Inland (and any liabilities recognized in the future) were recorded in accordance with Statement of Position 96-1, Environmental Remediation Liabilities.  These amounts are not discounted because the amount and timing of cash payments are not fixed or reliably determinable.  We recorded asset retirement obligations for Inland for the removal of asbestos and the closure of our iron ore mining properties.  We accounted for these liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires that we discount the liabilities using a credit-adjusted risk free rate (amounts at 6.15% and 7.00%).

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

          The activity associated with these liabilities including environmental, asset retirement obligations (ARO) and those recorded in connection with the facilities that will no longer be operated (see note 2, ISG Acquisition) follows:

	Environmental and ARO		Employee Termination	Contract Termination Costs

	Three months ended March 31,		Three months ended March 31,

	2006	2005	2006	2006

Balance – beginning of period	$287	$44	$55	$45
Revision of amounts previously recorded in business combination	—	—	13	68
Recognized in earnings	3	—	—	—
Spending charged to the liability	(5)	—	(41)	(3)

Balance – end of period	$285	$44	$27	$110

Undiscounted amount	$491	$82	$27	$154

(10)          Related Party Transactions

          Our I/N Kote joint venture is required to buy all of its cold rolled steel from us.  We also have the rights to the productive capacity of our I/N Tek joint venture, except in certain limited circumstances, we have an obligation to use the facility for the production of coated steel under a tolling arrangement.

          The table below summarizes the related party balances and transactions (see Note 5, Debt for a discussion of long term related party debt).  Included in the receivable (payable) from Mittal Steel Holdings N.V. are advances between MSUSA and Mittal which are treated as short term promissory notes in addition to amounts owed for management fees.  During the first quarter 2006, Mittal repaid $95 to the Company for promissory notes entered into during 2005 which includes $17 on the redemption of the Pollution Control Series Bonds repaid by Mittal on the behalf of MSUSA which reduced a promissory note owed MSUSA by an equivalent amount.  In addition, Mittal advanced $70 to the Company under a new promissory note during the first quarter 2006.

	March 31, 2006	December 31, 2005

Accrued interest expense to Mittal Steel USA Finance LLC	$37	$16
Accrued interest expense to Ispat Inland Finance LLC	26	15
Payable to Mittal Steel Holdings NV	78	1
Payable to I/N Tek	2	1

Payable to related parties	$143	$33

Receivable from I/N Kote	$5	$4
Receivable from Mittal Steel Holdings NV	—	95
Receivable from Ispat Inland, LP	14	14

Receivable from related parties	$19	$113

MITTAL STEEL USA INC.
Notes to Financial Statements
(Unaudited)
(Dollars in millions)

	Three months ended March 31,

	2006	2005

Interest expense to Mittal Steel USA Finance LLC	$22	$—
Interest expense to Ispat Inland Finance LLC	15	14
Interest income on notes receivable from related companies	1	—
Mittal charges for management, financial and legal services	10	3
MSUSA purchases of inventory from subsidiaries of Mittal	5	32
MSUSA sales of inventory to subsidiaries of Mittal	2	3
Sales to I/N Kote	93	100
Tolling charges from I/N Tek	43	39

(11)          Subsequent Events

          On April 1, 2006, we redeemed $150 outstanding principal amount of the Senior Secured Notes originally due 2010 at a redemption price equal to 103% of the outstanding principal amount, plus accrued interest.

          On April 13, 2006, we entered into a letter agreement with Cleveland Cliffs Inc. that resolves significant price and volume issues under the parties’ three supply agreements for iron ore pellets.  The agreement aggregates the Company’s minimum tonnage purchase obligations through 2010 and provides flexibility for the Company to take the pellets at its choice of facilities.  It also sets the minimum annual tonnage at approximately 10 - 11 million tons through 2010, with pricing then in effect at the facility where the pellets are delivered. The Company may also buy out a certain amount of its annual purchase requirements at a set price or, after 2006, defer up to that amount to the next year.

          On April 20, 2006, the PBGC converted their $35 note into 1,268,719 class A common shares of Mittal Steel Company N.V. in accordance with the note agreement.

          On April 28, 2006, a fire halted production in one of the steelmaking shops at our Indiana Harbor facility in East Chicago, Indiana.  Our assessment indicates that steel production will be affected up to 200,000 tons.  The damage and losses associated with business disruption in excess of our deductible is expected to be covered by insurance.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS - RESULTS OF OPERATIONS

Forward-Looking Statements

          The Company and its representatives may from time to time make forward-looking statements in reports filed with the Securities and Exchange Commission (SEC), reports to stockholders, press releases, other written documents and oral presentations. These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” or similar terms. These statements speak only as of the date of such statements and the Company will undertake no ongoing obligation, other than that imposed by law, to update these statements. These statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations of its directors, officers or advisors with respect to, among other things:

•	trends affecting the Company’s financial condition, results of operations or future prospects;

•	business and growth strategies;

•	operating culture and philosophy; and

•	financing plans and forecasts.

               Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

•	negative overall economic conditions or conditions in the markets served;

•	competition within the steel industry;

•	legislation or regulatory changes including changes in U.S. or foreign trade policy affecting steel imports or exports;

•	changes in foreign currencies affecting the strength of the U.S. dollar;

•	actions by domestic and foreign competitors;

•	the inability to achieve our anticipated growth objectives;

•	changes in availability or cost of raw materials, energy or other supplies; and

•	labor issues affecting the Company’s workforce or the steel industry generally;

Results of operations

           On April 15, 2005, Mittal acquired ISG.  The business combination was accounted for under the purchase method.  See Note 2, ISG Acquisition in our financial statements for a description.  Effective December 31, 2005, Mittal ISG merged with Inland.  The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control.  The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date.  Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, as if Inland was the surviving entity.  These financial statements present the combined company for 2006 and only Inland for the first quarter of 2005.

          To facilitate the discussion below of the quarter ended March 31, 2006 against the results of operations for quarter ended March 31, 2005, the historical operations of Inland and ISG have been combined even though they were separate reporting entities under different control.  No pro forma adjustments have been made and we have simply combined their respective results.

(Dollars and tons in millions)	MSUSA 1/1/06 – 3/31/06	ISG 1/1/05 – 3/31/05	Inland 1/1/05 – 3/31/05	Combined 1/1/05 – 3/31/05

Net sales	$3,361	$2,660	$904	$3,564
Cost of goods sold	2,916	2,255	639	2,894
Selling, general & admin.	79	73	9	82
Depreciation	94	41	25	66
Other (income) expense	—	(10)	(1)	(11)
Interest expense, net	49	11	20	31
Income taxes	61	108	84	192
Net income	$162	$182	$128	$310
Shipments	5.2	3.9	1.3	5.2
Raw steel production	5.7	4.8	1.3	6.1

          For the first quarter 2006, net income was $162 million versus a combined net income of $310 million for the first quarter 2005.  Although shipment volume was about the same, average selling values were down in first quarter 2006 versus first quarter 2005 which was partially offset by an improvement in mix.  The average selling price per ton decreased by 4% to $651 per ton in first quarter 2006 from $680 per ton in first quarter 2005 reflecting weaker market conditions.  Prices peaked during the first quarter 2005 then declined throughout the balance of 2005 with the trend stabilizing during first quarter 2006.  Our mix of contract business and improved product mix of more plate and coated products partially offset the decline in our average selling prices.

          Cost of sales (exclusive of depreciation) in the first quarter of 2006 were higher due to lower operating rates and higher energy costs as compared with the same period in 2005.  Raw steel production in first quarter 2006 of 5.7 million tons decreased by .4 million tons or 7% compared to first quarter 2005 production of 6.1 million tons on a combined basis.  Raw steel production was down largely due to the permanent idling of the iron and steel producing operations at our Weirton plant.  Energy costs, namely natural gas, were higher in first quarter 2006 as compared to first quarter 2005.

          Depreciation expense in first quarter 2006 increased due to the write up to fair value of the assets acquired from ISG.  Net financing expense was also higher in first quarter 2006 due to higher average debt outstanding including the $1,700 million intercompany borrowings with Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal.  The intercompany borrowings were entered into as part of the financing arrangements to pay for the cash portion of the ISG acquisition.

          The 27.3% effective income tax rate for the first quarter of 2006 included a one-time benefit of $16 million related to a change in Indiana income taxes that phases in a single sales factor for apportioning income to the state.  Over a five year period (2007 to 2011), Indiana is changing from a three factor apportionment to a single sales factor.  This compares to a 38.2% effective rate on a combined basis during first quarter 2005.

          The Company’s cash balance at March 31, 2006 was $248 million, an increase of $193 million from December 31, 2005.  This increase was largely due to cash provided by operating activities and repayments/advances under promissory note arrangements with Mittal.  Cash provided by operating activities was $126 million due to operating performance and a reduction in inventory levels.  During the first quarter 2006, Mittal repaid $95 million to the Company for promissory notes entered into during 2005 including $17 million on the redemption of the Pollution Control Series Bonds repaid by Mittal on the behalf of MSUSA which reduced a promissory note owed MSUSA by an equivalent amount.  In addition, Mittal advanced $70 million to the Company under a new promissory note during the first quarter 2006.  These repayments/advances were used in April 2006 to redeem a portion of the Senior Secured Notes (see Note 11, Subsequent Events in our financial statements for further discussion).

ITEM 4. CONTROLS AND PROCEDURES

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13 (a)-15 (e) and 15d-15 (e) under the Exchange Act as of March 31, 2006 (Evaluation Date). Based on this evaluation, for the reasons discussed in the following paragraphs, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of the Evaluation Date, effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC ‘s rules and forms.  We reached this conclusion despite the identification of some issues with our internal control over financial reporting, which issues are described in more detail in Section (b) below.

In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  These processes and procedures are designed to, among other things, mitigate the effect of any deficiencies in our internal control over financial reporting on information relating to the Company that is required to be disclosed in our Exchange Act filings.  As discussed in greater detail in Section (b) below, our management and accounting staff have devoted significant time and attention in support of these efforts, and we have had substantial support from accounting resources in other Mittal Steel subsidiaries.

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

Predecessor Issues

As noted in our Annual report on Form 10-K for the year ended December 31, 2005, our predecessor company (ISG) and its external auditor had identified three material weaknesses in internal control over financial reporting caused by deficiencies in policies and procedures in the inventory and cost of goods sold process, excessive access to significant spreadsheets, and inadequate segregation of duties in the revenue cycle.

As a result of these material weaknesses, ISG’s management and their external auditors concluded that the Company’s system of internal control over financial reporting was not effective as of December 31, 2004.

In addition, in connection with the completion of the Acquisition in the second quarter of 2005, the entire ISG executive management team, excluding the General Counsel, left the Company. These and other personnel departures, together with the added requirements associated with the Acquisition and transitioning into a new Mittal Steel reporting group, challenged our ability to resolve internal control deficiencies in 2005. Despite this, management believes that it did make significant progress in improving the internal control over financial reporting in 2005 and is continuing its efforts in 2006.

Fourth Quarter 2005 Issues

In addition, as also noted in our Annual Report on Form 10-K for the year ended December 31, 2005, in the course of management’s work to finalize the Company’s financial statements for the fiscal year ended December 31, 2005, we agreed, in consultation with our external auditors, to change our method of accounting for certain transactions and to record certain audit adjustments.

 Two areas were identified to be material weaknesses in the Company’s internal control over financial reporting, namely, controls over the accounting for income taxes, in particular deferred tax liabilities, and controls over the accounting for derivative instruments.

Remediation Activities

As previously reported in our 2005 10-K, the Company has taken a number of actions to address the identified weaknesses:

•	We have replaced the executive management team of ISG with experienced, highly qualified executives.

•

In addition, we strengthened our financial management team by adding to or replacing staff responsible for key financial transaction processing and reporting activities, created a Sarbanes-Oxley organization, and reorganized the Finance organization to improve oversight.

In respect of the three material weaknesses in internal control over financial reporting from 2004 noted above, management took a number of remediation actions, including:

Developed and implemented policies and procedures defining consistent inventory valuation processes, implemented a regional controller structure to provide better oversight of transactions, restricted access to key spreadsheets used to value and record inventories, implemented other significant spreadsheet controls, and reorganized the marketing and sales function and reassigned pricing, credit and collections, and billing activities. Management testing of these controls in February, 2006, indicated the control processes were thereby significantly improved.

Management also implemented an improved public reporting internal control over financial reporting process. We developed a checklist to provide that critical activities occur in the process of developing our financial reports, including intensive vetting of the reports by our group experts.  We also circulate drafts of our annual report to knowledgeable managers and executives for review and comment as an informal Disclosure Committee, and we provide our annual report to our Board for review and approval. Our management and accounting staff devote significant time and attention in support of these efforts in addition to the substantial involvement of accounting resources from other Mittal Steel subsidiaries.

In respect of the fourth quarter 2005 issues, management retained outside firms to assist in tax preparation activities and is recruiting to increase the tax department staff. Management has, with the assistance of an outside firm, fully documented derivatives procedures to ensure that we meet the strict requirements necessary to support the accounting treatment we have elected.

Recent Review of Internal Control Over Financial Reporting

Management has not identified additional material weakness in internal controls over financial reporting in the first quarter of 2006. Management has continued to actively improve these controls, however. For example, we have added additional staff to our Sarbanes-Oxley team, issued a communication from our CEO to the company emphasizing the importance of and our commitment to good internal controls, created a process improvement and documentation project for significant financial reporting processes, and created cross-functional teams to manage internal control remediations. We are confident that our focus on internal controls over financial reporting supported by operating mechanisms such as these teams will create significant improvements in internal controls in 2006.

PART II

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

          The Company’s operations are subject to a broad range of laws and regulations relating to the protection of human health and the environment.  The prior owners of the Company’s facilities expended in the past, and the Company expects to expend in the future, substantial amounts to achieve or maintain ongoing compliance with U.S. federal, state, and local laws and regulations, including the Resource Conservation and Recovery Act (RCRA), the Clean Air Act (CAA), and the Clean Water Act (CWA).  These environmental expenditures are not projected to have a material adverse effect on the Company’s consolidated financial position or on the Company’s competitive position with respect to other similarly situated U.S. steelmakers subject to the same environmental requirements.

RCRA, CERCLA and Other Remediation Matters

          Under RCRA and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of the Company’s major operating and inactive facilities are or may be subject to a corrective action program or other laws or regulations relating to environmental  remediation, including projects relating to the reclamation of industrial properties known as brownfields.  The Company disclosed matters associated with remediation obligations or activities at its Lackawanna, New York, Sparrows Point, Maryland, Johnstown, Pennsylvania, Indiana Harbor East, Indiana Harbor West, Burns Harbor Indiana, Cleveland, Ohio, Weirton, West Virginia, Bethlehem, Pennsylvania , Riverdale, Illinois and Pennsylvania Coal mine properties in its 2005 10-K.  Additional disclosures and material changes with respect to the Company’s remediation obligations or activities relative to the 2005 10-K report are provided in this report.

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

          In October 1996, Indiana Harbor East was identified as a potentially responsible party under CERCLA for natural resource damages resulting from alleged releases of hazardous substances into the Grand Calumet River and Indiana Harbor Canal System.   A consent decree was negotiated which became effective April 1, 2005.  The consent decree requires the Company to pay a damage claim consent decree and provide the restoration costs.  At present the estimated future spending related to the outstanding liability associated with this NRD action is approximately $5 million.

          Our facility at Indiana Harbor West, Indiana is subject to an EPA 3013 Administrative Order investigation plan to assess soil and groundwater conditions associated with 14 solid waste management units. The investigation plan  approved by US EPA, was executed and the resulting analytical information was submitted to the agency on May 9 2006.  Additional remediation may be required after the investigation results are reviewed by US EPA.  It is not possible to estimate the cost of required remediation or monitoring, if any, that may result from this investigation at this time.

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

          In April, 2006 the Maryland Department of Environment (MDE) notified the Company’s Sparrow’s Point facility of alleged violations of emissions limitations on volatile organic compounds from the facility’s sinter plant. The company will be discussing the allegations with MDE in May. The agency may attempt to impose a civil penalty on the Company with respect to such allegations but any such penalty is not expected to be material.

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

          Our Weirton facility is subject to stipulated penalties for National Pollution Discharge Elimination System (NPDES) permit excursions under a 1996 Multimedia Consent Decree.   In April, 2006 the company was notified by the U.S. Dept. of Justice that it will demand $231,000 in such stipulated penalties for the time period May 17, 2004 through December 31, 2005.

          The Indiana Department of Environmental Protection (IDEP) issued the Company’s Burns Harbor facility a Notice of Violation (NOV) on February 23, 2006 alleging NPDES permit excursions.  We are evaluating the NOV and will be discussing the matter with IDEM to effect a resolution.  It is possible that IDEM may seek a civil penalty with respect to the allegations, however such penalty is not expected to be material.

Other

          We anticipate spending approximately $109 million over the next 40 years, including $9 million over the next twelve months, to address the removal and disposal of PCB equipment and asbestos material encountered during the operation of our facilities.

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

ITEM 6. Exhibits

10.1	Letter of Agreement between Mittal Steel USA and Cleveland-Cliffs Inc. to amend three existing pellet sales contracts.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITTAL STEEL USA INC.

Date: May 23, 2006	By:	/s/ Vaidya Sethuraman

	Name:	Vaidya Sethuraman
	Title:	Vice President Finance and
Chief Accounting Officer
Mittal Steel USA Inc.

EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q
MITTAL STEEL USA INC.
FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit

10.1	Letter of Agreement between Mittal Steel USA and Cleveland-Cliffs Inc. to amend three existing pellet sales contracts.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.