Form 10-Q
period 2006-06-30
Mittal Steel USA Inc.
filed 2006-08-14
CIK 1231868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 14, 2006, the Registrant had 120.81658 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands (Mittal).

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITTAL STEEL USA INC.

Consolidated Statements of Operations
(Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net sales	$3,375	$2,558	$6,736	$3,462

Costs and expenses:
Cost of sales (excluding Depreciation and amortization shown separately below)	2,873	2,217	5,789	2,856
Selling, general and administrative and other expenses	68	62	147	70
Depreciation and amortization	89	61	183	86

Total costs and expenses	3,030	2,340	6,119	3,012
Income from operations	345	218	617	450
Interest and other financing expense, net	49	43	98	63

Income before income taxes	296	175	519	387
Provision for income taxes	118	42	179	126

Net income	$178	$133	$340	$261

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.

Consolidated Balance Sheets
(Dollars in millions except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6	$55
Restricted cash	2	8
Receivables, net of allowances of $70 and $60	1,150	975
Receivable from related companies	8	6
Inventories	2,497	2,508
Prepaid expenses and other	121	145

Total current assets	3,784	3,697
Long-term assets:
Property, plant and equipment, net	5,664	5,779
Investments in and advances to joint ventures	304	273
Receivable from related companies	172	109
Other assets	208	307
Goodwill	177	—
Deferred income taxes	202	163

Total assets	$10,511	$10,328

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$937	$1,018
Payables to related companies	138	35
Accrued salaries, wages and benefits	421	284
Accrued taxes	279	212
Accrued expenses and other liabilities	234	155
Unfavorable contracts	262	367
Current debt and capital lease obligations	25	42
Deferred income taxes	129	99

Total current liabilities	2,425	2,212

Long-term liabilities:
Related party debt	2,120	2,270
Debt and capital lease obligations	774	821
Pension and other retiree benefits	1,901	1,988
Other long-term liabilities	629	684

Total long-term liabilities	5,424	5,763

Total liabilities	7,849	7,975
Stockholder equity
Preferred stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding, liquidation value $90	90	90
Common stock, $.01 par value, 1,000 shares authorized, 121 shares issued and outstanding	—	—
Additional paid-in capital	2,542	2,550
Retained earnings	663	323
Accumulated other comprehensive loss	(633)	(610)

Total stockholder equity	2,662	2,353

Total liabilities and stockholder equity	$10,511	$10,328

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Operating activities:
Net income	$340	$261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183	86
Deferred income taxes	97	85
Net amortization of purchased intangibles and contracts	(190)	(42)
Undistributed earnings from joint ventures	(21)	(21)
Other non-cash operating expenses	11	(5)
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	(176)	232
Inventories	10	81
Prepaid expenses and other assets	(8)	(8)
Accounts payable	(42)	(146)
Payables to / receivables from related companies	33	4
Deferred employee benefit cost	49	(345)
Accrued expenses and other liabilities	47	(3)

Net cash provided by operating activities	333	179

Investing activities:
Capital expenditures	(156)	(101)
Investment in, advances to and distributions from joint ventures, net	10	14
Restricted cash	6	(13)
Acquisition of ISG, net of cash acquired	—	(1,472)
Proceeds from sale of property, plant and equipment	15	13
Other cash from investing activities	11	—

Net cash used in investing activities	(114)	(1,559)

Financing activities:
Proceeds from long-term debt and note payable to related companies	—	2,072
Proceeds (payments) from revolver borrowings	—	212
Payments on long-term debt to related companies	(229)	(612)
Payments of note payable and long-term debt	(13)	(7)
Payments on note receivable from related companies, net	—	(248)
Deferred financing costs	(4)	—
Proceeds (payments) payable to banks	(22)	(6)

Net cash provided by (used in) financing activities	(268)	1,411

Net change in cash and cash equivalents	(49)	31
Cash and cash equivalents — beginning of period	55	81

Cash and cash equivalents — end of period	$6	$112

Supplemental schedule of noncash operating and financing activities:
Conversion of long term Pension Benefit Guaranty Note to Parent’s common stock	35	—

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

The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control. The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date. The additional paid in capital of Mittal ISG and Inland were combined as of the date of the merger. Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, with Inland as the accounting acquirer. These financial statements present the combined company for 2006. These financial statements include the results of Mittal ISG and Inland since they have been under the control of Mittal for all periods presented for Inland and since April 15, 2005 for Mittal ISG.

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

On April 15, 2005, ISG became a wholly owned subsidiary of Mittal. ISG’s stockholders received $2,072 in cash and 60,891,883 shares of Mittal Class A common shares valued at $1,922. Mittal accounted for the acquisition under SFAS No. 141, Business Combinations.

Assets recorded in the purchase include $386 assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years (two year weighted average). The fair value of $1,095 assigned to unfavorable supply and sales contracts is being amortized over the term of the associated contracts ranging from one to 15 years (three year weighted average). We recognized income of $101 and $190 during the three and six month periods ended June 30, 2006 related to the net amortization of these items.

In connection with this acquisition, we identified certain facilities we are no longer operating. We permanently idled the iron and steel producing operations at our Weirton plant, our hot briquette iron plant in Trinidad, and our AK-ISG joint venture. This will affect about 1,000 employees. We recorded a $180 liability comprised of $113 for contract termination costs, including lease obligations, and $67 for severance and other employee benefits. See Note 9, Other Long-Term Liabilities for a summary of spending against these liabilities.

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

We would have recorded sales of $3,025 and net income of $158 for the three month period ended June 30, 2005 and sales of $6,589 and net income of $483 for the six month period ended June 30, 2005 on a pro forma basis, if the merger had been consummated at the beginning of the period. The pro forma adjustments include the effects of the increased value of property, plant and equipment, amortization of intangibles and other acquisition costs. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

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

FSP FAS 109-1 — In December 2004, the FASB staff issued FSP FAS No. 109-1 Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. We accounted for the special deduction accordingly, beginning with the date of the act’s enactment.

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

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of this pronouncement to have an impact on our financial statements.

SFAS No. 156 — In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. We have a consolidated SPE that purchased certain of our receivables. This entity previously had a financing arrangement with a group of banks. That arrangement is no longer in place, but the SPE still exists. See Note 7 (l) Debt — Former Credit Facilities in our financial statements contained in our Annual Report filed on Form 10-K for the year ended December 31, 2005 for further details. We are currently evaluating whether SFAS No. 156 will impact the accounting for our SPE and our consolidated financial statements. This statement is effective January 1, 2007.

FIN No. 48 — In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes. FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, this statement will have on our financial statements.

(4)	Inventories

Inventories are stated at the lower of cost or market, which approximates replacement cost. Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead. The reserve increase for the three months ended June 30, 2006 was $17 and for the six months ended June 30, 2006 was $43. The following table presents the components of inventories:

	June 30,	December 31,
	2006	2005

First-in, first-out (FIFO) or average cost:
Raw materials	$1,007	$1,005
Finished and semi-finished goods	1,540	1,510

	2,547	2,515
LIFO reserve	(50)	(7)

Total	$2,497	$2,508

Effective January 1, 2005, MSUSA (previously Inland) changed its accounting policies for valuing inventory from FIFO to LIFO. We believe the LIFO method is preferable to the FIFO method because it provides better matching of current revenues and costs in the income statement, primarily as a result of the volatility in the key steel related energy and commodity markets and because it provides better comparability to the LIFO method used by many of the Company’s competitors. We accounted for the change in accounting method under APB No. 20, Accounting Changes. APB No. 20 requires reporting a change in accounting principle (with certain exceptions) in the year of adoption with the cumulative effect on prior periods shown in the income statement in the current year. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable primarily because the necessary accounting records since the inception of the Company in 1998, which would be required to compute the cumulative effect, are no longer available. The effect of changing from FIFO to LIFO would have resulted in a reduction of net income of $45 for the six months ended June 30, 2005 had the change been made during the quarter ended March 31, 2005.

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

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

MSUSA has $500 of senior, unsecured debt securities due 2014. The debt bears interest at a rate of 6.5% and is paid semi-annually. In addition, in 2004, an indirect subsidiary of Mittal, Ispat Inland, ULC (Borrower) issued $800 principal amount of senior secured notes: $150 of floating rate notes bearing interest at LIBOR plus 6.75% due April 1, 2010 and $650 of fixed rate notes bearing interest at 9.75% (issued at 99.212% to yield 9.875%) due April 1, 2014 (the Senior Secured Notes). Also in 2004, the Company issued $800 principal amount of First Mortgage Bonds (Series Y, in a principal amount of $150, and Series Z, in a principal amount of $650) to Ispat Inland Finance, LLC, an affiliate of the Borrower, which, in turn, pledged them to the trustee for the Senior Secured Notes as security. On April 1, 2006, the Company redeemed all of its $150 outstanding floating rate Senior Secured Notes at a redemption price equal to 103% of the outstanding principal amount, plus accrued interest.

The Senior Secured Notes are also secured by a second position lien on the inventory of the Company. As further credit enhancement, the Senior Notes are fully and unconditionally guaranteed by the Company, certain subsidiaries of the Company, Mittal and certain other affiliates of the Borrower. The Company is obligated to pay interest on the Series Y Bonds at the rate paid on the floating rate Senior Secured Notes, plus one-half of one percent per annum, and on the Series Z Bonds at a rate of 10.25%.

We had a $35 convertible note with the Pension Benefit Guaranty Corporation (PBGC) that bore interest at 6.0% and required semi-annual interest payments. On April 20, 2006, the PBGC note was converted into 1,268,719 class A common shares of Mittal. On April 25, 2006 an inter-group payable was created between Mittal and MSUSA for $48 which represented the fair value of the shares on the date of conversion. The difference of $12 was a recorded as a reduction to additional paid-in capital.

We have $121 in various unsecured Industrial Development Revenue Bonds that bear interest at rates that range from 5.75% to 7.25% and maturity dates that range from 2007 to 2014.

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

The Company fully redeemed all of its remaining $17 Pollution Control Series 1977, 5.75% Bonds due February 2007 during the first quarter 2006. Mittal repaid this on the behalf of MSUSA and reduced an inter- company promissory note owed MSUSA by an equivalent amount.

(6)	Income Taxes

The income tax provision for the first six months of 2006 is based on an estimated annual effective rate of 36.8% for ordinary operations before consideration of discreet items. The estimated annual effective rate after consideration of discreet items approximates 35.9%. The income tax provision for the six month period ending June 30, 2006 includes a one-time benefit of $12 related to a change in Indiana income taxes that phases in a single sales factor for apportioning income to the state.

SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is “more likely than not” (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available “positive and negative evidence.” The realization of the deferred tax asset is ultimately dependent upon the Company’s generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. The valuation allowance at June 30, 2006 is $52.

(7)	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net income	$178	$133	$340	$261
Other comprehensive income (loss)
Derivative financial instruments
Change in value during the period	15	(10)	(39)	(10)
Recognized in net income	(5)	—	2	—
Income taxes	(3)	4	14	4

Total other comprehensive income (loss)	7	(6)	(23)	(6)

Total comprehensive income	$185	$127	$317	$255

MSUSA is exposed to fluctuations in interest rates and the prices of certain commodities such as natural gas, fuel oil, coke, steel scrap, iron ore and various non-ferrous metals. Management is authorized to use various financial instruments where available to manage the exposures associated with these fluctuations. MSUSA may employ the use of futures, forwards, collars, options and swaps to manage certain exposures when practical. By policy, MSUSA does not enter into such contracts for the purpose of speculation. MSUSA’s policies include establishing a risk management philosophy and objectives, providing guidelines for derivative usage and establishing procedures for control and reporting of derivative activity. For certain transactions MSUSA may elect to account for these transactions as hedges. In this case, the change in value of the effective portion of financial instruments used to hedge certain exposures is reported as a component of other comprehensive income and is reclassified into earnings in the same period during which the hedged transactions affect earnings. Because of the extensive documentation requirements necessary to elect hedge treatment for derivative instruments, we did not elect this accounting during 2005 and all unrealized gains and losses in the market value of these instruments were recognized in the period in which the change in value occurred. Effective January 2006, we implemented the appropriate documentation requirements and elected hedge treatment for certain qualifying derivative instruments.

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

(8)	Pension and Other Postretirement Benefit Plans

Under our labor agreement with the United Steelworkers of America (USW), the Company and the USW established defined contribution benefit trusts (VEBA) to fund retiree medical and death benefits for retirees and dependents from certain bargaining units formerly represented by the USW. We have a similar agreement with the Independent Steel Workers Union (ISU) at our Weirton facility. We have contributed $57 so far in 2006.

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

The details of our period pension and other postretirement expense follows:

	Pension		Other Benefits
	Three Months Ended June 30,
	2006	2005	2006	2005

Service cost	$10	$10	$2	$2
Interest cost	41	40	14	14
Expected return on plan assets	(51)	(47)	—	(1)
Amortization of unrecognized actuarial loss	18	14	2	—
Amortization of unrecognized prior service cost (credit)	3	2	(19)	(7)

Total net periodic postretirement benefit cost (credit)	$21	$19	$(1)	$8

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

			Other
	Pension		Benefits
	Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$20	$19	$4	$4
Interest cost	82	79	28	27
Expected return on plan assets	(102)	(92)	—	(1)
Amortization of unrecognized actuarial loss	36	28	4	—
Amortization of unrecognized prior service cost (credit)	6	4	(38)	(14)

Total net periodic postretirement benefit cost (credit)	$42	$38	$(2)	$16

(9)	Other Long-Term Liabilities

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

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

The activity associated with these liabilities including environmental, asset retirement obligations (ARO) and those recorded in connection with the facilities that are no longer being operated (see note 2, ISG Acquisition) follows:

				Contract
	Environmental		Employee	Termination
	and ARO		Termination	Costs
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2006
Balance — beginning of period	$287	$8	$55	$45
Liabilities recognized at acquisition	—	232	—	—
Revision of amounts previously recorded in business combination	—	—	12	68
Recognized in earnings	7	3	—	—
Spending charged to the liability	(14)	(3)	(45)	(6)

Balance — end of period	$280	$240	$22	$107

Undiscounted amount	$477	$386	$22	$151

(10)	Related Party Transactions

The table below summarizes related party transactions (see Note 5, Debt for a discussion of long term related party debt). Included in payables to related parties shown on the balance sheet are advances between MSUSA and Mittal which are treated as short term promissory notes in addition to amounts owed for management fees. During the first quarter 2006, Mittal paid $95 to MSUSA for promissory notes entered into during 2005. The payment of $95 included $17 that was a reduction of inter-company debt related to Mittal’s redemption of the Pollution Control Series Bonds on behalf of MSUSA. In addition, Mittal advanced $70 to MSUSA under a new promissory note during the first quarter 2006.

During the second quarter 2006, MSUSA repaid $70 to Mittal for promissory notes entered into during the first quarter 2006. In addition, MSUSA advanced $158 to Mittal under a new promissory note during the second quarter of 2006. MSUSA redeemed the $150 Series Y First Mortgage Bond, plus paid an early redemption fee of $5 to Ispat Inland Finance LLC. The $35 convertible note with the PBGC was converted into 1,268,719 class A common shares of Mittal. An inter-group payable was created between Mittal and MSUSA for $48 which represented the fair value of the shares on the date of conversion.

	June 30	December 31,
	2006	2005

Balance sheet:
Payable to related parties	$138	$35

Receivable from related parties	$180	$115

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Statements of Operation:
Interest and other financing expense, net to related parties	$49	$39	$97	$56
MSUSA purchases from related parties	90	93	138	164
MSUSA sales of inventory to related parties	104	135	199	238

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

(11)	Joint Ventures

For the three months ending June 30 we recorded $9 and $10 for 2006 and 2005 for our share of earnings in the joint ventures as a reduction of cost of sales. For the six months ending June 30 we recorded $21 and $21 for 2006 and 2005 for our share of earnings in the joint ventures as a reduction of cost of sales.

A summary of combined financial information of our unconsolidated joint ventures follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Results for the year:
Gross revenue	$402	$286	$731	$541
Costs and expenses	350	271	628	516

Net income	$52	$15	$103	$25

	6/30/2006	12/31/2005

Balance sheet:
Current assets	$238	$276
Total assets	878	904
Current liabilities	255	271
Total liabilities	527	584
Net assets	$351	$320

Most of these joint ventures provide services to our operations. They bill for these services at cost or some other contractual rate that may not reflect the market rate for these services.

(12)  Subsequent Events

On August 1, 2006, the U.S. Department of Justice (DOJ) announced that it had concluded that the acquisition by Mittal Steel Company N.V., our parent company, of Arcelor, a Luxembourg-based steelmaker, which closed on August 1, was likely to substantially lessen competition in the market for tin mill products in the Eastern United States, and filed in the U.S. District Court in Washington, D.C. a consent decree, which Mittal Steel had previously signed with the DOJ on May 11, 2006. The consent decree requires the divestiture of Dofasco Inc., a Canadian-based steel producer acquired by Arcelor in February 2006 or, if Dofasco cannot be sold, the divestiture of whichever of two identified, alternative assets is selected by DOJ. In April 2006, Arcelor announced that it had transferred its Dofasco holdings to S3, an independent Dutch foundation, in order to prevent any sale of Dofasco for five years, unless S3’s board of directors decides to dissolve S3 earlier. The two alternative assets identified in the consent decree are Mittal Steel’s Sparrows Point facility located near Baltimore, Maryland and Mittal Steel’s Weirton facility located in Weirton, West Virginia. In the twelve months ended December 31, 2005, the Sparrows Point facility, which primarily serves the construction, tin and distribution markets, represented approximately 15% of the Company’s total production volume and 11% of total sales volume, and the Weirton facility, which primarily operates finishing facilities for tin products but does not currently produce liquid steel, represented approximately 6% of the Company’s total sales volume, in each case on a pro forma basis assuming that the acquisition of ISG had occurred on January 1, 2005. Mittal Steel Company remains firmly committed to performing its obligations under the consent decree, including with respect to the sale of Dofasco.

ITEM 2.	MANAGEMENT’S NARRATIVE ANALYSIS — RESULTS OF OPERATIONS

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

Results of operations

On April 15, 2005, Mittal Steel Company N.V. (Mittal) acquired International Steel Group Inc. (ISG). The business combination was accounted for under the purchase method. See Note 2, ISG Acquisition in our financial statements for a description. Effective December 31, 2005, Mittal Steel USA ISG Inc. (Mittal ISG) merged with Ispat Inland Inc. (Inland). The merger of Mittal ISG and Inland was accounted for as a merger of net assets under common control. The existing book values of the companies were combined without remeasuring the assets and liabilities at the business combination date. Although Mittal ISG was the surviving entity, Mittal was the controlling party and the merger between Mittal ISG and Inland was accounted for as a reverse acquisition, as if Inland was the surviving entity. These financial statements include the results of Mittal ISG and Inland since they have been under the control of Mittal for all periods presented for Inland and since April 15, 2005 for Mittal ISG.

To facilitate the discussion of the three and six month periods ended June 30, 2006 against the results of operations for the same periods in 2005, the historical operations of Inland, ISG and MSUSA ISG have been combined even though they were separate reporting entities under different control. No pro forma adjustments have been made and we have simply combined their respective results.

	Three Months Ended June 30
	MSUSA	ISG	MSUSA ISG	Inland	Combined
	4/1/06 — 6/30/06	4/1/05 — 4/15/05	4/16/05 — 6/30/05	4/1/05 — 6/30/05	4/1/05 — 6/30/05
	(Dollars and tons in millions)

Net sales	$3,375	$468	$1,939	$626	$3,033
Cost of goods sold	2,873	389	1,673	552	2,614
Selling, gen.& admin.	68	86	53	9	148
Depreciation	89	7	35	26	68
Other (income) exp.	—	—	—	(1)	(1)
Interest expense, net	49	4	22	21	47
Income taxes	118	1	39	3	43
Net income(loss)	$178	$(19)	$117	$16	$114
Shipments	5.1	.5	3.0	1.0	4.5
Raw steel production	5.8	.5	3.0	1.0	4.5

	Six Months Ended June 30
	MSUSA	ISG	MSUSA ISG	Inland	Combined
	1/1/06 — 6/30/06	1/1/05 — 4/15/05	4/16/05 — 6/30/05	1/1/05 — 6/30/05	1/1/05 — 6/30/05
	(Dollars and tons in millions)

Net sales	$6,736	$3,128	$1,939	$1,531	$6,598
Cost of goods sold	5,789	2,644	1,673	1,191	5,508
Selling, gen.& admin.	147	159	53	19	231
Depreciation	183	48	35	51	134
Other (income) exp.	—	(10)	—	(2)	(12)
Interest expense, net	98	15	22	41	78
Income taxes	179	109	39	87	235
Net income(loss)	$340	$163	$117	$144	$424
Shipments	10.2	4.3	3.0	2.3	9.6
Raw steel production	11.8	5.4	2.9	2.3	10.6

Second Quarter 2006 Compared to Second Quarter 2005

Net income in the second quarter of 2006 rose by $64 million, or 56%, to $178 million from $114 million in the second quarter of 2005. This was partially driven by a 13% increase in steel shipments in the second quarter of 2006. Second quarter 2006 shipments increased to 5.1 million tons from the 4.5 million tons shipped in the second quarter of 2005. The increase in volume was due in particular to certain markets replenishing inventories that had been reduced throughout 2005. With the increase in shipment volume, the sales revenue in the second quarter of 2006 increased by 11% to $3,375 million from $3,033 million in the second quarter of 2005. The average selling price per ton decreased in the second quarter of 2006 by 2%, to $662 per ton from $674 per ton in the second quarter of 2005, reflecting the market trends.

Cost of goods sold, exclusive of depreciation, increased in the second quarter of 2006 by 10% to $2,873 million from $2,614 million in the comparable period of 2005. This increase in cost was the result of higher sales volume, higher input prices, and the impact of operating outages at three of our facilities. In April, 2006 a fire occurred at one of the steelmaking shops at our Indiana Harbor Plant. Indiana Harbor has since resumed production. In mid-June a motor failure occurred at our Conshohocken plate mill. A replacement for the motor is expected in late August. The company also experienced an outage resulting from a lightning strike at our blast furnace at the Sparrows Point Plant toward the end of the quarter. The losses arising out of these incidents are covered by insurance.

Selling and general administrative expenses decreased by $80 million to $68 million in the second quarter of 2006 from $148 million in the second quarter of 2005, primarily due to the merger related expenses which were incurred at the time of the acquisition of ISG.

Depreciation expense increased by $21 million in the second quarter of 2006 to $89 million compared to $68 million in the second quarter of 2005 due to the inclusion of the assets acquired from ISG. Net interest expense was also higher for the three month period ended June 30, 2006 compared to the same period in 2005 due to higher average debt outstanding including the $1,700 billion intercompany borrowings at Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal. The intercompany borrowings were entered into as part of the financing arrangements to pay for the cash portion of the ISG acquisition.

In June 2005 the Company recognized discrete benefits related to state tax law changes, which accounted for the lower tax provision for the second quarter ended June 30, 2005 when compared to the second quarter ended June 30, 2006.

First Six Months 2006 Compared to First Six Months 2005

Net income in the first six months of 2006 decreased by $84 million to $340 million from $424 million in the first six months of 2005. Sales revenue increased by 2% to $6,736 million in the first six months of 2006 from $6,598 million in the first six months of 2005 as shipments were 10.2 million tons in 2006 compared to 9.6 million tons in 2005. Average net sales price decreased by 4% to $660 per ton in the first half of 2006 compared to $687 per ton in the first half of 2005 due to a better market balance of supply and demand.

Cost of goods sold, exclusive of depreciation, increased in the first six months of 2006 by 5% to $5,789 million from $5,508 million in the comparable period of 2005. This cost increase was the result of higher sales volume, higher input prices, and the impact of the operating outages mentioned above.

Selling and general administrative expenses decreased by $84 million to $147 million in the first six months of 2006 from $231 million in the first half of 2005, primarily due to the merger related expenses which were incurred at the time of the acquisition of ISG in the second quarter of 2005.

Depreciation expense increased by $49 million in the first half of 2006 to $183 million compared to $134 million in the first half of 2005 due to the assets acquired from ISG. Net interest expense was also higher for the six month period ended June 30, 2006 compared to the same period in 2005 due to higher average debt from Mittal Steel US Finance LLC.

The income tax provision for the six months ended June 30, 2006 is slightly higher when compared to the six months ended June 30, 2005 due to the recognition of discrete state tax benefits in both periods and a provision for a valuation reserve for state tax assets in 2006.

Liquidity

The Company’s cash balance at June 30, 2006 was $6 million ($55 million as on December 31, 2005). Cash provided by operating activities for the six months ended June 30, 2006 was $333 million. During the six months ended June 2006, the Company’s net payments to related parties for notes entered into prior to 2006 were $71 million. In addition, Mittal advanced $70 million to the Company under a new promissory note during the first quarter 2006, which was repaid in the second quarter 2006. The Company has advanced Mittal $158 million under a new promissory note this quarter.

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

Because of their inherent limitations, systems of disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and may not prevent or detect misstatements. Further, because of changes in conditions (including staffing and operations integration, as discussed in more detail below), effectiveness of disclosure controls and procedures and internal control over financial reporting may vary over time.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13 (a)-15 (e) and 15 (d)-15 (e) under the Exchange Act as of June 30, 2006 (Evaluation Date). Based on this evaluation, for the reasons discussed in the following paragraphs, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of the Evaluation Date, effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. We reached this conclusion despite the past identification of three material weaknesses, discussed below, in our internal control over financial reporting. As we discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we have taken extraordinary steps to improve our disclosure controls, including a detailed review of several of our accounting practices, which we believe mitigate the potential effect of the previously identified material weaknesses in our internal control over financial reporting.

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

(b)	Status Of, And Changes In, Internal Control over Financial Reporting

Mittal Steel USA applied for and was granted approval to exit from accelerated filer status in December 2005 and is therefore not currently subject to certain reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company has, however, prepared the following update on internal controls over financial reporting.

As noted in our Annual report on Form 10-K for the year ended December 31, 2005, our predecessor company (ISG) and its external auditor concluded that the Company’s system of internal controls over financial reporting was not effective as of December 31, 2004, as a result of the following three material weaknesses: deficiencies in policies and procedures in the inventory and cost of goods sold process, excessive access to significant spreadsheets, and inadequate segregation of duties in the revenue cycle. In addition, in the course of management’s work to finalize the Company’s financial statements for the fiscal year ended December 31, 2005, we agreed, in consultation with our external auditors, that we must strengthen our controls over accounting for deferred taxes and for derivative instruments for financial reporting.

Recent Review of Internal Control Over Financial Reporting

Management has not identified any additional material weaknesses in internal controls over financial reporting in the first or second quarter of 2006.

Remediation Activities

Management has taken actions in 2005 and 2006 to improve its internal controls over financial reporting, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report of Form 10-Q for the quarter ended March 31, 2006. As a result of these actions, management believes that the internal controls around all of the issues that we and our auditors have previously commented on have been addressed. We continue to assess our internal controls over financial reporting and will make all necessary improvements identified by our ongoing review process.

PART II — OTHER INFORMATION

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

The following describes material changes that have occurred during the reporting quarter.

CAA, CWA and Other Matters

Clean Air Act

In April, 2006 the Maryland Department of Environment (MDE) notified the Company’s Sparrow’s Point facility of alleged violations of emissions limitations on volatile organic compounds from the facility’s sinter plant. The company is discussing the allegations with MDE and expects to enter into a Consent Order Agreement to resolve the matter before the end of the year. The Consent Order is expected to impose a monetary penalty payment which is expected to be approximately $75,000.

Clean Water Act

Our Weirton facility is subject to stipulated penalties for National Pollution Discharge Elimination System (NPDES) permit excursions under a 1996 Multimedia Consent Decree. In April, 2006 the company was notified by the U.S. Dept. of Justice that it was demanding $231,000 in stipulated penalties for the time period May 17, 2004 through December 31, 2005. The Company paid the penalty in July, 2006.

The Indiana Department of Environmental Management (IDEM) issued the Company’s Burns Harbor facility a Notice of Violation (NOV) on February 23, 2006 alleging NPDES permit excursions. We are evaluating the NOV and are in discussions with IDEM to effect a resolution of this matter. It is possible that IDEM may seek a civil penalty with respect to the allegations, however such penalty is not expected to be material.

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

Date: August 14, 2006

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

MITTAL STEEL USA INC.
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.