Form 10-Q
period 2006-09-30
Mittal Steel USA Inc.
filed 2006-11-14
CIK 1231868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

As of November 14, 2006, the Registrant had 120.81658 shares of common stock, par value $0.01 per share, all of which are ultimately owned by Mittal Steel Company N.V., a company organized under the laws of The Netherlands (Mittal).

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITTAL STEEL USA INC.

Consolidated Statements of Operations
(Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net sales	$3,303	$2,637	$10,039	$6,099

Costs and expenses:
Cost of sales (excluding Depreciation and amortization shown separately below)	2,733	2,380	8,522	5,236
Selling, general and administrative and other expenses	84	70	231	140
Depreciation and amortization	89	78	272	164

Total costs and expenses	2,906	2,528	9,025	5,540

Income from operations	397	109	1,014	559
Interest and other financing expense, net	49	46	147	109

Income before income taxes	348	63	867	450
Provision for income taxes	132	18	311	144

Net income	$216	$45	$556	$306

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.

Consolidated Balance Sheets
(Dollars in millions except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18	$55
Restricted cash	2	8
Receivables, net of allowances of $76 and $60	1,196	977
Receivable from related companies	28	4
Inventories	2,683	2,508
Prepaid expenses and other	123	145

Total current assets	4,050	3,697
Long-term assets:
Property, plant and equipment, net	5,688	5,779
Investments in and advances to joint ventures	310	273
Receivable from related companies	14	109
Other assets	208	307
Goodwill	181	—
Deferred income taxes	146	163

Total assets	$10,597	$10,328

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities:
Accounts payable	$950	$1,018
Payables to related companies	105	35
Accrued salaries, wages and benefits	445	284
Accrued taxes	183	212
Accrued expenses and other liabilities	272	155
Unfavorable contracts	168	367
Current debt and capital lease obligations	51	42
Deferred income taxes	246	99

Total current liabilities	2,420	2,212

Long-term liabilities:
Related party debt	2,120	2,270
Debt and capital lease obligations	719	821
Pension and other retiree benefits	1,862	1,988
Other long-term liabilities	606	684

Total long-term liabilities	5,307	5,763

Total liabilities	7,727	7,975
Stockholder equity
Preferred stock, $.01 par value, 100 shares authorized, 100 shares issued and outstanding, liquidation value $90	90	90
Common stock, $.01 par value, 1,000 shares authorized, 121 shares issued and outstanding	—	—
Additional paid-in capital	2,542	2,550
Retained earnings	879	323
Accumulated other comprehensive loss	(641)	(610)

Total stockholder equity	2,870	2,353

Total liabilities and stockholder equity	$10,597	$10,328

See accompanying notes to consolidated financial statements.

MITTAL STEEL USA INC.

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in millions)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Operating activities:
Net income	$556	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	272	164
Deferred income taxes	275	148
Net amortization of purchased intangibles and contracts	(304)	(93)
Undistributed earnings from joint ventures	(36)	(35)
Other non-cash operating expenses	102	(2)
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	(228)	175
Inventories	(176)	198
Prepaid expenses and other assets	(6)	2
Accounts payable	(45)	(107)
Payables to / receivables from related companies	42	68
Deferred employee benefit cost	(109)	(409)
Accrued expenses and other liabilities	16	(101)

Net cash provided by operating activities	359	314

Investing activities:
Capital expenditures	(270)	(158)
Investment in, advances to and distributions from joint ventures, net	18	21
Restricted cash	6	—
Acquisitions, net of cash acquired	15	(1,472)
Proceeds from sale of property, plant and equipment	15	14
Other cash from investing activities	10	—

Net cash used in investing activities	(206)	(1,595)

Financing activities:
Proceeds from long-term debt and note payable to related parties	—	2,251
Payments on long-term debt to related companies	(150)	(612)
Payments of note payable and long-term debt	(19)	(114)
Payments on note receivable from related companies, net	(7)	(247)
Deferred financing costs	(3)	—
Proceeds (payments) payable to banks	(11)	(5)

Net cash provided by (used in) financing activities	(190)	1,273

Net change in cash and cash equivalents	(37)	(8)
Cash and cash equivalents — beginning of period	55	81

Cash and cash equivalents — end of period	$18	$73

Supplemental schedule of noncash operating and financing activities:
Conversion of long term Pension Benefit Guaranty Note to Parent’s common stock	35	—
Repayment of third party debt by reduction of inter-group net receivable	55	—

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

Assets recorded in the purchase include $384 assigned to favorable supply and sales contracts that are being amortized over the term of the associated contracts ranging from one to six years (two year weighted average). The fair value of $1,095 assigned to unfavorable supply and sales contracts is being amortized over the term of the associated contracts ranging from one to 15 years (three year weighted average). We recognized income of $112 and $304 during the three and nine month periods ended September 30, 2006 related to the net amortization of these items.

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

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

We would have recorded sales of $2,637 and net income of $45 for the three month period ended September 30, 2005 and sales of $9,227 and net income of $542 for the nine month period ended September 30, 2005 on a pro forma basis, if the merger had been consummated at the beginning of the period. The pro forma adjustments include the effects of the increased value of property, plant and equipment, amortization of intangibles and other acquisition costs. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

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

SFAS No. 123R — In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We started expensing stock options from 2003 using the prospective method. In March 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The adoption of SFAS No. 123R on January 1, 2006 had no impact on our financial statements.

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

SFAS No. 156 — In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. We have a consolidated SPE that purchased certain of our receivables. This entity previously had a financing arrangement with a group of banks. That arrangement is no longer in place, but the SPE still exists. See Note 7 Debt (l) — Former Credit Facilities in our financial statements contained in our Annual Report filed on Form 10-K for the year ended December 31, 2005 for further details. We are currently evaluating

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

whether SFAS No. 156 will impact the accounting for our SPE and our consolidated financial statements. This statement is effective January 1, 2007.

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

SAB No. 108 — In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify errors using both the balance sheet and income approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment to beginning of the year retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We have not had any misstatements requiring restatement. The SAB will only impact us to the extent we identify errors in the future.

SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

FSP No. AUG AIR-1 — In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits companies from recognizing planned major maintenance costs under the “accrue-in-advance” method that allowed the accrual of a liability over several reporting periods before the maintenance is performed. FSP AUG AIR-1 is applicable to all entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied. We do not use the “accrue-in-advance” method so the FSP will not have an impact on our financial statements.

SFAS No. 158 — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires recognition of the funded status of the benefit plan in the balance sheet. The Statement also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under current pension accounting rules, as well as modifies the timing of reporting. SFAS No. 158 provides recognition and disclosure elements to be effective for fiscal years ending after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. We presently recognize a minimum liability for pensions. That liability will now be recognized based on the projected benefit obligation instead of the accumulated benefit obligation. This will increase the liability recognized on our balance sheet slightly. At the end of 2005, because we had an unrecognized net prior service credit, our recorded liability for other postretirement benefits was greater than the unfunded amounts, meaning we would have reduced our recorded liability with an offsetting entry to stockholder’s equity. Until we remeasure our plan assets and liabilities at our next remeasurement date, we will not be able to determine the impact on our balance sheet. The adoption of SFAS No. 158 will have no impact on our statement of operations or statement of cash flows. We now use a

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

November 30 measurement date. At this point we have not made the determination as to when we will change our measurement date to December 31 or which transition method we will use.

(4)  Inventories

Inventories are stated at the lower of cost determined as Last-in, First-out (LIFO) or market, which approximates replacement cost. Costs include the purchase costs of raw materials, conversion costs, and an allocation of fixed and variable production overhead. The LIFO reserve increased by $21 and $64 for the three and nine months ended September 30, 2006. The following table presents the components of inventories:

	September 30,	December 31,
	2006	2005

First-in, first-out (FIFO) or average cost:
Raw materials	$1,132	$1,005
Finished and semi-finished goods	1,622	1,510

	2,754	2,515
LIFO reserve	(71)	(7)

Total	$2,683	$2,508

Effective January 1, 2005, MSUSA (previously Inland) changed its accounting policies for valuing inventory from FIFO to LIFO. We believe the LIFO method is preferable to the FIFO method because it provides better matching of current revenues and costs in the income statement, primarily as a result of the volatility in the key steel related energy and commodity markets and because it provides better comparability to the LIFO method used by many of the Company’s competitors. We accounted for the change in accounting method under APB No. 20, Accounting Changes. APB No. 20 requires reporting a change in accounting principle (with certain exceptions) in the year of adoption with the cumulative effect on prior periods shown in the income statement in the current year. The cumulative effect of implementing LIFO on prior periods and the pro forma effects of retroactive application is not determinable primarily because the necessary accounting records since the inception of the Company in 1998, which would be required to compute the cumulative effect, are no longer available. The effect of changing from FIFO to LIFO would have resulted in a reduction of net income of $51 for the nine months ended September 30, 2005 had the change been made during the quarter ended March 31, 2005.

(5)  Debt

On April 20, 2005, MSUSA entered into definitive agreements as borrower with respect to a new $1 billion term loan facility and a new $700 term loan facility. Mittal Steel US Finance LLC, a wholly owned subsidiary of Mittal is the lender under each of the term loan facilities. These intercompany borrowings were entered into as part of the financing arrangements to pay the cash portion of the merger consideration to ISG’s former stockholders. The term loan facilities represent an intercompany loan to the Company that another subsidiary of Mittal borrowed under a credit agreement, dated as of April 7, 2005 among Mittal and certain subsidiaries of Mittal as original borrowers, and ABN AMRO Bank N.V., Citigroup Global Markets Limited, Credit Suisse First Boston International, Deutsche Bank AG London, HSBC Bank Plc and UBS Limited, as lead arrangers, certain other lenders signatory to the credit agreement and HSBC Bank Plc, as facility agent.

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

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

MSUSA is required to pay interest on each of the term loan facilities at an annual rate for each applicable interest period equal to the sum of (i) a margin, initially set at 0.475% and then subject to adjustment based on Mittal’s unsubordinated unsecured debt rating plus 0.125%, and (ii) the London Interbank Offering Rate (LIBOR) for the applicable interest period. The initial interest period for each of the term loan facilities is six months and then shall be agreed upon between borrower and lender for subsequent periods not to exceed six months.

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

MSUSA had a $35 convertible note with the Pension Benefit Guaranty Corporation (PBGC) that bore interest at 6.0% and required semi-annual interest payments. On April 20, 2006, the PBGC note was converted into 1,268,719 class A common shares of Mittal. On April 25, 2006 an inter-group payable was created between Mittal and MSUSA for $48 which represented the fair value of the shares on the date of conversion. The difference of $12 was a recorded as a reduction to additional paid-in capital. The $48 inter-group payable was repaid by MSUSA during the third quarter 2006.

MSUSA has $84 in various unsecured Industrial Development Revenue Bonds that bear interest at rates that range from 5.75% to 7.25% and maturity dates that range from 2007 to 2014.

MSUSA fully redeemed all of its remaining $17 Pollution Control Series 1977, 5.75% Bonds due February 2007 during the first quarter 2006 and fully redeemed the $38 Pollution Control Project Number 13, 7.25% Bond due November 2011 during the third quarter 2006. Mittal repaid these on the behalf of MSUSA and reduced inter-group promissory notes owed MSUSA by an equivalent amount.

As part of the acquisition of our AK-ISG joint venture, MSUSA assumed $15 of capital lease obligations during the third quarter 2006.

(6)  Income Taxes

The income tax provision for the first nine months of 2006 is based on an estimated annual effective rate of 37.1% for ordinary operations before consideration of discreet items. The estimated annual effective rate after consideration of discreet items approximates 36.2%. The income tax provision for the nine month period ending September 30, 2006 includes a one-time benefit of $14 related to changes in Indiana and Pennsylvania tax law less a one-time cost of $4 to establish a valuation allowance against a capital loss carry forward.

SFAS No. 109, Accounting for Income Taxes, requires that we record a valuation allowance for a deferred tax asset when it is “more likely than not” (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized based on available “positive and negative evidence.” The realization of

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

the deferred tax asset is ultimately dependent upon the Company’s generation of sufficient future taxable income during periods in which those net temporary differences become deductible and before the expiration of the NOL carryforwards. The valuation allowance at September 30, 2006 is $63.

(7)	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net income	$216	$45	$556	$306
Other comprehensive income (loss):
Derivative financial instruments:
Change in value during the period	(13)	16	(52)	6
Recognized in net income	(2)	—	—	—
Income taxes	7	(6)	21	(2)

Total other comprehensive income (loss)	(8)	10	(31)	4

Total comprehensive income	$208	$55	$525	$310

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

(8)	Pension and Other Postretirement Benefit Plans

Under our labor agreement with the United Steelworkers of America (USW), the Company and the USW established defined contribution benefit trusts (VEBA) to fund retiree medical and death benefits for retirees and dependents from certain bargaining units formerly represented by the USW. We have a similar agreement with the Independent Steel Workers Union (ISU) at our Weirton facility. We have contributed $105 so far in 2006.

We provide a non-contributory defined benefit pension plan covering substantially all USW represented employees at our Hibbing Taconite joint venture and our Indiana Harbor East facility. Hibbing’s non-represented salaried employees and certain non-represented salaried employees of the former Inland also receive defined pension benefits. Employees at other facilities are not covered by a defined benefit pension plan. We contributed $50 million to the Inland trust in 2006. There are no PBGC or ERISA funding requirements in 2006.

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

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

The details of our period pension and other postretirement expense follows:

	Pension		Other Benefits		Pension		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$10	$10	$2	$3	$30	$29	$7	$7
Interest cost	42	40	14	15	125	119	41	42
Expected return on plan assets	(42)	(46)	(1)	—	(145)	(138)	(2)	(1)
Amortization of unrecognized actuarial loss (gain)	18	16	3	(7)	55	44	9	(7)
Amortization of unrecognized prior service cost (credit)	2	—	(19)	—	8	4	(58)	(14)

Total net periodic postretirement benefit cost (credit)	$30	$20	$(1)	$11	$73	$58	$(3)	$27

(9)	Other Long-Term Liabilities

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

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

The activity associated with these liabilities including environmental, asset retirement obligations (ARO) and those recorded in connection with the facilities that are no longer being operated (see note 2, ISG Acquisition) follows:

					Contract
			Employee		Termination
	Environmental and ARO		Termination		Costs
	Nine Months Ended September 30,
	2006	2005	2006	2005	2006

Balance — beginning of period	$287	$44	$55	$—	$45
Liabilities recognized (or revision of previously recorded amounts) in a business combination	—	232	12	—	68
Reclassified to capital lease obligations	—	—	—	—	(11)
Recognized in earnings	17	6	—	6	—
Spending charged to the liability	(21)	(10)	(50)	(6)	(16)

Balance — end of period	$283	$272	$17	$—	$86

Undiscounted amount	$496	$483	$17	$—	$129

(10)	Related Party Transactions

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

During the third quarter 2006 MSUSA advanced $7 to Mittal. Mittal repaid $158 advanced by MSUSA in the second quarter of 2006 and $7 advanced by MSUSA in the third quarter 2006. This payment of $165 included $38 that was a reduction of inter-company debt related to Mittal’s redemption of the Pollution Control Project Number 13 Bond on behalf of MSUSA. MSUSA also repaid $48 to Mittal for the inter-group payable created by the conversion of the $35 PBGC note to 1,268,719 class A common shares of Mittal in the second quarter of 2006.

	September 30,	December 31,
	2006	2005

Balance sheet:
Payable to related parties	$105	$35

Receivable from related parties	$42	$113

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Statements of Operation:
Interest and other financing expense, net to related parties	$41	$39	$138	$96
MSUSA purchases from related parties	75	175	213	339
MSUSA sales of inventory to related parties	129	126	328	364

(11)	Joint Ventures

For the three months ending September 30 we recorded $15 and $14 for 2006 and 2005 for our share of earnings in the joint ventures as a reduction of cost of sales. For the nine months ending September 30 we recorded $36 and $35 for 2006 and 2005 for our share of earnings in the joint ventures as a reduction of cost of sales.

A summary of combined financial information of our unconsolidated joint ventures follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Results for the year:
Gross revenue	$293	$266	$1,024	$807
Costs and expenses	255	246	883	762

Net income	$38	$20	$141	$45

	9/30/2006	12/31/2005

Balance sheet:
Current assets	$252	$276
Total assets	809	904
Current liabilities	226	271
Total liabilities	289	584
Net assets	$520	$320

Most of these joint ventures provide services to our operations. They bill for these services at cost or some other contractual rate that may not reflect the market rate for these services.

(12)	Arcelor Merger

On August 1, 2006, the U.S. Department of Justice (DOJ) announced that it had concluded that the acquisition by Mittal Steel Company N.V., our parent company, of Arcelor, a Luxembourg-based steelmaker, which closed on August 1, was likely to substantially lessen competition in the market for tin mill products in the Eastern United States, and filed in the U.S. District Court in Washington, D.C. a consent decree, which Mittal Steel had previously signed with the DOJ on May 11, 2006. The consent decree requires the divestiture of Dofasco Inc., a Canadian-based steel producer acquired by Arcelor in February 2006 or, if Dofasco cannot be sold, the divestiture of whichever of two identified, alternative assets is selected by DOJ. The two alternative assets identified in the consent decree are Mittal Steel’s Sparrows Point facility located near Baltimore, Maryland and Mittal Steel’s Weirton facility located in Weirton, West Virginia. In the twelve months ended December 31, 2005, the Sparrows Point facility, which primarily serves the construction, tin and distribution markets, represented approximately 15% of the Company’s total production volume and 11% of

MITTAL STEEL USA INC.

Notes to Financial Statements — (Continued)

total sales volume, and the Weirton facility, which primarily operates finishing facilities for tin products but does not currently produce liquid steel, represented approximately 6% of the Company’s total sales volume, in each case on a pro forma basis assuming that the acquisition of ISG had occurred on January 1, 2005. In April 2006, Arcelor announced that it had transferred its Dofasco holdings to S3, an independent Dutch foundation, in order to prevent any sale of Dofasco for five years, unless S3’s board of directors decides to dissolve S3 earlier. After the consent decree was filed in federal court, the boards of both Mittal Steel Company N.V. and of Arcelor SA requested the directors of S3 to dissolve the foundation in order to allow the sale of Dofasco. Arcelor Mittal has been informed that the directors of the S3 decided on November 10, not to dissolve the foundation, which would have permitted the sale of Dofasco. Arcelor Mittal announced on November 13, 2006 that Arcelor Mittal is currently reviewing the situation and will be in contact with the DOJ.

(13)	Recognition of Insurance Recovery

MSUSA incurred three insurable events in the second quarter of 2006: (1) a fire at the Indiana Harbor West steelmaking shop, (2) a motor failure at the Conshohocken plate mill, and (3) a lighting strike that resulted in an outage at the Sparrows Point blast furnace. We made insurance claims for property damage, business interruption, and extra expenses of about $138. The amounts the insurance carriers are willing to pay for business interruption is net of any mitigating actions we may take to minimize the impact of business interruptions.

The insurers have committed to date, an acceptance of claims amounting to $45 comprised of $23 for Indiana Harbor and $22 for Sparrows Point. We have recognized this amount in cost of sales in the third quarter of 2006. We received $32 of this $45 on September 30, 2006, and the balance in October, 2006.

(14)	Subsequent events

The Company has announced on October 5, 2006, that it will be idling two of its blast furnaces to bring production capabilities in line with reduced level of demand for light flat rolled products. The west furnace in Cleveland has already been idled.

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

To facilitate the discussion of the three and nine month periods ended September 30, 2006 against the results of operations for the same periods in 2005, the historical operations of Inland, ISG and MSUSA ISG have been combined even though they were separate reporting entities under different control. No pro forma adjustments have been made and we have simply combined their respective results.

	MSUSA ISG	Inland	Combined	MSUSA
	7/1/05 — 9/30/05	7/1/05 — 9/30/05	7/1/05 — 9/30/05	7/1/06 — 9/30/06

Net sales	$2,105	$562	$2,667	$3,303
Cost of goods sold	1,862	551	2,413	2,733
Selling, gen. & admin.	59	9	68	84
Depreciation	52	26	78	89
Other (income) exp.	—	(3)	(3)	—
Interest expense, net	26	22	48	49
Income taxes	42	(24)	18	132
Net income (loss)	$64	$(19)	$45	$216
Shipments	3.2	1.0	4.2	4.7
Raw steel production	3.5	1.1	4.6	5.6

	ISG	MSUSA ISG	Inland	Combined	MSUSA
	1/1/05 — 4/15/05	4/16/05 — 9/30/05	1/1/05 — 9/30/05	1/1/05 — 9/30/05	1/1/06 — 9/30/06

Net sales	$3,128	$4,044	$2,093	$9,265	$10,039
Cost of goods sold	2,644	3,535	1,742	7,921	8,522
Selling, gen. & admin.	159	112	28	299	231
Depreciation	48	87	77	212	272
Other (income) exp.	(10)	—	(5.0)	(15)	—
Interest expense, net	15	48	63	126	147
Income taxes	109	81	63	253	311
Net income (loss)	$163	$181	$125	$469	$556
Shipments	4.3	6.2	3.3	13.8	15.0
Raw steel production	5.4	6.4	3.4	15.2	17.4

Third Quarter 2006 Compared with Third Quarter 2005

Net income in the third quarter of 2006 rose by $171 million, or 380%, to $216 million from $45 million in the third quarter of 2005. The sales revenue in the third quarter of 2006 increased by 24% to $3.3 billion from $2.7 billion in the third quarter of 2005. The major drivers of this increase were the 12% increase in steel shipments in the third quarter 2006 as well as higher prices, higher realization of about $75 per ton over the third quarter of 2005 (12%). The higher volumes were generally across the board in all product markets reflecting a strong apparent demand for steel in the economy.

Cost of goods sold, exclusive of depreciation, increased in the third quarter of 2006 by 13% to $2.7 billion from $2.4 billion in the comparable period of 2005. This increase in cost was the result of higher sales volume, higher input prices, and the impact of outages in the operations at two of our facilities. The Conshohocken plate mill suffered volume outages due to the motor failure that occurred mid-June 2006. The repaired motor was commissioned in the first week of September. The blast furnace outage from a lightning strike in June 2006 at Sparrows Point resulted in loss of production of about 300,000 tons of hot metal in this quarter and the furnace came to normal operations in September. An insurance recovery of $45 million was recorded in this quarter by way of a partial commitment for losses arising out of the outages in the second and third quarter of 2006.

Credit insurance coverage premiums for trade receivables effective June 2006, higher legal fees, and others increased selling and general administrative expenses by $16 million in this quarter over the corresponding quarter of 2005.

Depreciation expense increased by $11 million in the third quarter of 2006 to $89 million compared to $78 million in the third quarter of 2005. Our final valuation of property, plant and equipment acquired from

ISG recorded in 2006 was higher than the preliminary valuation used in 2005. Net interest expense was higher for the third quarter 2006 compared to the same period in 2005 due to higher interest rates.

The income tax provision for the three months ended September 30, 2006 is higher than the tax provision for the three months ended September 30, 2005 because of a benefit recorded by Inland in the third quarter of 2005 for an adjustment of an uncertain tax position

First Nine Months 2006 Compared with First Nine Months 2005

Net income in the nine months of 2006 increased by $87 million to $556 million from $469 million in the first nine months of 2005. Sales revenue increased by 8% to $10.0 billion in the nine months of 2006 from $9.3 billion in the first nine months of 2005. Despite outages in operations which cost the company approximately 600,000 tons by way of lost production, shipments were 15.0 million tons in 2006 compared to 13.8 million tons in 2005. Average net sales price was $669 per ton in the nine months ended September 30, 2006 compared to $671 per ton in the nine months ended September 30, 2005.

Cost of goods sold, exclusive of depreciation, increased in the nine months ended September 30, 2006 by 8% to $8.5 billion from $7.9 billion in the comparable period of 2005. This cost increase was the result of substantially higher input prices for all raw materials and energy in 2006, and also from the additional costs resulting from the outages.

Selling and general administrative expenses decreased by $68 million to $231 million in the nine months ended September 30, 2006 from $299 million in the nine months ended September 30, 2005, primarily due to the merger related expenses which were incurred at the time of the acquisition of ISG.

Depreciation expense increased by $60 million in the nine months ended September 30, 2006 to $272 million compared to $212 million in the nine months ended September 30, 2005 due to higher valuation of land property and equipment as part of purchase accounting. Net interest expense was also higher for the nine month period ended September 30, 2006 compared to the same period in 2005 due to higher interest rates in 2006 over 2005.

The income tax provision for the nine months ended September 30, 2006 is slightly higher when compared to the nine months ended September 30, 2005 due to the recognition of discrete state tax benefits in both periods and an increase in the provision for a valuation allowance in 2006.

Liquidity

The Company’s cash balance at September 30, 2006 was $18 million ($55 million as on December 31, 2005). Cash provided by operating activities for the nine months ended September 30, 2006 was $359 million. During the nine months ended September 2006, the Company’s net payments to related parties for notes entered into prior to 2006 were $71 million. In addition, Mittal advanced $70 million to the Company under a new promissory note during the first quarter 2006, which was repaid in the second quarter 2006. The Company has advanced Mittal $165 million during the second and third quarters, which was entirely repaid in the third quarter.

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

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13 (a)-15 (e) and 15 (d)-15 (e) under the Exchange Act as of September 30, 2006 (Evaluation Date). Based on this evaluation, for the reasons discussed in the following paragraphs, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of the Evaluation Date, effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. We reached this conclusion despite the past identification of three material weaknesses, discussed below, in our internal control over financial reporting. As we discussed in our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2006, we have taken extraordinary steps to improve our disclosure controls, including a detailed review of several of our accounting practices, which we believe mitigate the potential effect of the previously identified material weaknesses in our internal control over financial reporting.

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

Recent Review of Internal Control Over Financial Reporting

Management has not identified any additional material weaknesses in internal controls over financial reporting in the first, second or third quarter of 2006.

Remediation Activities

Management has taken actions in 2005 and 2006 to improve its internal controls over financial reporting, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly Reports of Form 10-Q for the quarters ended March 31 and June 30, 2006. As a result of these actions, management believes that the internal controls around all of the issues that we and our auditors have previously commented on have been addressed. Our external auditors are in the process of testing the internal controls and as of this date have not noted any material weakness in internal control over financial reporting. We continue to assess our internal controls over financial reporting and will make all necessary improvements identified by our ongoing review process.

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

CAA, CWA and Other Matters

Clean Air Act

In April, 2006 the Maryland Department of Environment (MDE) notified the Company’s Sparrow’s Point facility of alleged violations of emissions limitations on volatile organic compounds from the facility’s sinter plant. The company negotiated and entered into a Consent Order Agreement with MDE which resolved the matter through payment of a monetary penalty of $75 thousand. The Company paid the penalty in October 2006.

The Indiana Department of Environmental Management (IDEM) issued the Company’s Indiana Harbor (West) facility a Notice of Violation (NOV) on October 30, 2006 alleging visible emission opacity limit excursions at H3 Blast Furnace. The Company is evaluating the NOV and will be in discussions with IDEM to effect a resolution of this matter. It is possible that IDEM may seek a civil penalty with respect to the allegations; however such penalty is not expected to be material.

The United States Department of Environmental Protection (USEPA) issued the Company’s Burns Harbor Facility a Notice of Violation (NOV) on August 8, 2006 alleging that in early 1994 the facility commenced a major modification of its #2 Coke Battery without obtaining a PSD permit and has continued to operate without the appropriate PSD permit. The Company met with USEPA in early October to obtain a preliminary understanding of the allegations, as well as on November 7, at which time the USEPA provided information regarding the technical bases for the NOV. Further communication and discussion with the USEPA is planned. It is possible that USEPA may seek a civil penalty or other forms of injunctive relief with respect to the allegations, however the cost cannot be reasonably estimated at this time.

Clean Water Act

On September 1, 2006, the Company entered in to an Administrative Order of Consent with the United States Environmental Protection Agency (USEPA) to resolve a historic problem involving floating oils reaching the surface waters of the channel at the Indiana Harbor (West) facility. The order requires among other things the installation of a sheet pile containment wall with an underflow weir across the Indiana Harbor Intake plume. The cost to resolve this legacy matter of about $1 million, has been previously recorded in the financials since 2001.

Other

In addition to the above matters, the Company receives notices of violation relating to minor environmental matters from time to time in the ordinary course of business. The Company does not expect any material unrecorded reclamation requirements, fines or penalties to arise from these items and, other than as previously disclosed, none of these involve potential individual monetary sanctions in excess of $100 thousand.

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

Date: November 14, 2006

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

MITTAL STEEL USA INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.